Form 10-Q/A
period 1993-06-30
FORUM GROUP INC
filed 1994-02-15
CIK 33939

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                       -------------------------------
                              FORM 10-Q/A No. 1

                      AMENDMENT TO APPLICATION OR REPORT
                 Filed pursuant to Section 12, 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934

                              FORUM GROUP, INC.

                          ..........................
              (Exact name of registrant as specified in charter)


     The undersigned registrant hereby amends the following statements, exhibits or other portions of its Quarterly Report on Forum 10-Q for the quarterly period ended June 30, 1993 as set forth in the pages attached hereto:

Item 1.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Forum Group, Inc.
                                            ---------------------------------

Date:   February 15, 1994                        \s\    Paul A. Shively
     -----------------------                ---------------------------------
                                            Paul A. Shively
                                            Senior Vice President & Treasurer
                                            (Chief Financial Officer)

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


                                                                   PAGE
                                                                   ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          June 30 and March 31, 1993                                  3

          Condensed consolidated statements of operations --
          Three months ended June 30, 1993 and 1992                   4

          Condensed consolidated statements of cash flows --
          Three months ended June 30, 1993 and 1992                   5

          Notes to condensed consolidated financial statements --
          June 30, 1993                                               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -------  --------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)

                                                     June 30,      March 31,
                                                      1993           1993
                                                  -------------  ------------
                                                        (in thousands)
                                    ASSETS
                                    ------
Property and Equipment:
  Land and improvements                           $    43,042    $    43,042
  Buildings and leasehold improvements                262,272        262,042
  Furniture and equipment                              14,406         14,246
                                                  -----------    -----------
                                                      319,720        319,330
  Less accumulated depreciation and amortization       10,996          8,793
                                                  -----------    -----------
                                                      308,724        310,537
Investments:
  Forum Retirement Partners, L.P.                       3,850          3,795
  Greenville Retirement Community, L.P.                 3,759          3,763
                                                  -----------    -----------
                                                        7,609          7,558
                                                  -----------    -----------

Cash and cash equivalents                              15,705          5,723
Accounts receivable, less allowance for doubtful
  accounts (June 30, $277; March 31, $219)              2,870          2,925
Notes, investments and other receivables                2,862          3,225
Land held for resale                                    1,638          1,638
Restricted cash                                        14,257         12,803
Deferred costs and other assets                         8,101          4,232
                                                  -----------    -----------
                                                  $   361,975    $   348,641
                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Long-term debt, including $26,783 due
    within one year                               $   219,301    $   226,540
  Trade accounts payable                                1,698          2,064
  Accrued interest                                      1,321            866
  Other accrued expenses                               18,726         18,346
  Resident deposits                                    21,179         20,178
  Deferred income                                       4,999          4,585
                                                  -----------    -----------
                           Total Liabilities          267,224        272,579

Cooperative memberships                                57,533         55,910
Other partners' equity                                  1,627          1,707
Shareholders' equity:
  Preferred stock - Series B, no par value -
    authorized 2,000 shares, issued 25 shares
    at March 31, 1993                                     -0-          4,870
  Common stock, no par value - authorized 48,000
    shares, issued 17,276 and 7,493 shares at
    June 30 and March 31, 1993, respectively           44,035         20,934
  Accumulated deficit                                  (8,975)        (7,359)
                                                  -----------    -----------
                  Total Shareholders' Equity           35,591         18,445
                                                  -----------    -----------
                                                  $   361,975    $   348,641
                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                                      Three Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1993          1992
                                                   -----------   -----------
                                                     (in thousands except
                                                      per share amounts)

Revenues:
  Net operating revenues                           $    24,776   $    20,453
  Facility sales, net                                       27           366
  Other                                                    147          (178)
                                                   -----------   -----------
                              TOTAL REVENUES            24,950        20,641
                                                   -----------   -----------

Costs and expenses:
  Operating expenses                                   (18,565)      (17,196)
  General and administrative expenses                     (967)       (1,111)
  Litigation expense                                    (1,080)          -0-
  Depreciation                                          (2,233)       (1,916)
                                                   -----------   -----------
                    TOTAL COSTS AND EXPENSES           (22,845)      (20,223)
                                                   -----------   -----------
                                                         2,105           418
Other:
  Investment income                                        151           454
  Interest expense                                      (4,413)       (4,198)
                                                   -----------   -----------
Loss before other partners' interest
  in losses of consolidated partnerships
  and extraordinary item                                (2,157)       (3,326)
Other partners' interest in losses of
  consolidated partnerships                                956           176
                                                   -----------   -----------
Loss before extraordinary item                          (1,201)       (3,326)

Extraordinary item - early extinguishment of debt         (415)          -0-
                                                   -----------   -----------

                                    NET LOSS            (1,616)       (3,150)

  ACCUMULATED DEFICIT AT BEGINNING OF PERIOD            (7,359)          -0-
                                                   -----------   -----------

        ACCUMULATED DEFICIT AT END OF PERIOD       $    (8,975)  $    (3,150)
                                                   ===========   ===========

Average number of common shares outstanding              9,320         7,493
                                                   ===========   ===========

Net loss per common share:
  Loss before extraordinary item                   $     (0.13)  $     (0.42)
  Extraordinary item                                     (0.04)        (0.00)
                                                   -----------   -----------
  Net loss                                         $     (0.17)  $     (0.42)
                                                   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)

                                                      Three Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1993           1992
                                                   ------------   ----------
                                                       (in thousands)

Cash flows from operating activities:
  Net loss                                         $   (1,616)    $   (3,150)
  Items which do not use (provide) cash:
    Depreciation and amortization                       2,362          1,947
    Facility sales, net                                   -0-           (366)
    Accrued revenues and expenses, net                  1,493         (2,049)
    Accrued interest                                      454            662
    Other partners' interest in losses of
      consolidated partnerships                            (2)           (98)
    Equity pick-up in unconsolidated partnerships         (95)           216
    Non-cash portion of extraordinary item                270            -0-
                                                   ----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        2,866         (2,838)
                                                   ----------    -----------

Cash flows from investing activities:
  Additions to property and equipment                    (391)          (942)
  Disposals of property and equipment                     -0-         36,723
  Collections on notes receivable                         355            112
  Other                                                   -0-            100
                                                   ----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          (36)        35,993
                                                   ----------    -----------

Cash flows from financing activities:
  Proceeds from long-term debt                         90,282          1,672
  Payments on long-term debt                          (97,521)       (21,258)
  Restructuring payments:
    Interest                                              -0-        (13,050)
  Proceeds from issuance of common stock               20,000            -0-
  Recapitalization costs                               (5,729)           -0-
  Proceeds from cooperative memberships                 1,623          7,120
  Net increase in restricted cash                      (1,454)        (7,503)
  Net contribution by other partners                      (40)            76
  Deferred financing and other costs                       (9)           (19)
                                                   ----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        7,152        (32,962)
                                                   ----------    -----------

Net increase in cash and
  cash equivalents                                      9,982            193

Cash and cash equivalents at beginning of period        5,723          7,542
                                                   ----------    -----------

Cash and cash equivalents at end of period         $   15,705     $    7,735
                                                   ==========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                                June 30, 1993


Note A - Basis of Presentation
- ------------------------------

The balance sheet at March 31, 1993 has been derived from the audited financial statements at that date included in Forum Group, Inc.'s ("Forum Group") Annual Report on Form 10-K for the fiscal year ended March 31, 1993 filed with the Securities and Exchange Commission (the "1993 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1994. For further information, refer to Forum Group's consolidated financial statements as of and for the year ended March 31, 1993, and the footnotes thereto, included in the 1993 10-K.

Note B - Refinancing Agreements
- -------------------------------

Recapitalization. As previously disclosed, in June 1993, Forum Group consummated a substantial recapitalization (the "Recapitalization") pursuant to the transactions contemplated by a series of agreements and modifications thereto (collectively, the "Acquisition Agreement") with a group of investors (together with their affiliates and assignees, the "Investors"). As a result of the Recapitalization, the Investors own approximately 66% of the outstanding shares of common stock of Forum Group (the "Common Shares"), excluding 513,993 Common Shares owned by a wholly owned subsidiary of Forum Group. The principal components of the Recapitalization included (i) the issuance and sale by Forum Group on February 1, 1993 of 25,000 shares of preferred stock (which ultimately were exchanged for 2,500,000 newly issued Common Shares on June 14, 1993) for an aggregate purchase price of $5,000,000, (ii) the issuance and sale by Forum Group on June 14, 1993 of 7,098,200 Common Shares, together with warrants exercisable to purchase at a nominal price an aggregate of 1.1555 Common Shares for each Common Share reserved in accordance with Forum Group's Plan of Reorganization for the payment of disputed general unsecured claims (each a "Reserved Share") issued on or after June 14, 1993 for an aggregate purchase price of $20,000,000,
(iii) the borrowing by Forum Group on June 14, 1993, of $50,000,000 pursuant to a new bank credit facility through a consortium of lenders for which Citicorp USA, Inc. serves as agent (the "New Term Loan"), (iv) the issuance and sale by Forum Group on June 14, 1993 of $40,000,000 aggregate principal amount of senior subordinated notes (the "New Senior Subordinated Notes"), and (v) the prepayment by Forum Group on June 14, 1993 of all amounts outstanding under the Senior Secured Term Loan Agreement which had been entered into on April 2, 1992 with a consortium of banks for which Chemical Bank served as agent. Of the 441,071 Reserved Shares reserved for possible issuance pursuant to the Plan of Reorganization as of March 31, 1993, 170,806 were issued prior to June 14, 1993 and 270,265 continued to be so reserved as of August 13, 1993.

                     FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                                June 30, 1993 (continued)

The New Term Loan requires that interest be paid quarterly at either the prime rate plus 2% or the Eurodollar rate plus 3.5%, and requires quarterly principal payments of $1,000,000 on December 31, 1993, and March 31, 1994; $1,500,000 through March 31, 1995; $2,250,000 through March 31, 1996; and
$2,750,000 thereafter to maturity on March 31, 1999. The New Senior Subordinated Notes require that interest be paid semi-annually at 12.5% to maturity in 2003 (at which time the entire principal amount becomes due).

Note C - Investments
- --------------------

Summary financial information for Forum Retirement Partners, L.P. as of and for the three months ended June 30, 1993, is as follows (in thousands):

     Net property                                           $ 99,171
     Other assets                                              7,907
                                                            --------
                                                             107,078
     Less liabilities                                         78,032
                                                            --------

          Net assets                                        $ 29,046
                                                            ========

     Revenues                                                 10,743
     Costs and expenses                                       11,444
                                                            --------

          Net loss                                          $    701
                                                            ========

Summary financial information for Greenville Retirement Community, L.P. as of and for the three months ended June 30, 1993, is as follows (in thousands):

     Net property                                           $ 20,913
     Other assets                                                618
                                                            --------
                                                              21,531
     Less liabilities                                         22,076
                                                            --------

          Net deficit                                       $    548
                                                            ========

     Revenues                                                  1,548
     Costs and expenses                                        1,386
                                                            --------

          Net income                                        $    162
                                                            ========

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1993


Results Of Operations
- ---------------------

Forum Group operates (i) 10 retirement communities directly or through wholly owned subsidiaries and a nursing home (the "Owned Communities") ,
(ii) four retirement communities through partnerships which are not wholly owned but are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), (iii) 10 retirement communities through entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), including nine retirement communities which are owned by Forum Retirement Partners, L.P. and one owned by Greenville Retirement Community, L.P., and (iv) a lifecare community in Cupertino, California ("Rancho San Antonio") which is consolidated for financial reporting purposes.

Certain summary financial information for the Owned Communities, Rancho San Antonio and Consolidated Partnership Communities is presented below:

                        Quarter Ended June 30, 1993
                        ---------------------------

                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- ------------ ----------  ------
     Net
       Operating
       Revenues   $16,870     $ 1,500      $ 6,123     $   283    $24,776

     Operating
       Expenses    12,306       1,720        3,921         618     18,565

     General and
       Administrative
       Expenses       ---         ---            6         961        967

     Depreciation     963         763          500           7      2,233

     Interest
       Expense        652         533          999       2,229      4,413

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                             Quarter Ended June 30, 1992
                             ---------------------------

                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- ------------ ----------  ------
     Net
       Operating
       Revenues   $14,063     $   859      $ 5,464     $    67    $20,453

     Operating
       Expenses    11,310       1,372        3,748         766     17,196

     General and
       Administrative
       Expenses       ---         ---          100       1,011      1,111

     Depreciation     945         579          372          20      1,916

     Interest
       Expense        650         510        1,143       1,895      4,198


Owned Communities. Operating revenues for the three months ended June 30, 1993 increased by $2,807,000 or by 20% from $14,063,000 to $16,870,000.
This increase was primarily attributable to favorable changes in occupancy with increases in residency fees and charges. Combined occupancy increased from 78% at June 30, 1992 to 91% at June 30, 1993. Operating expenses at the Owned Communities increased by $996,000 or by 9% from $11,310,000 to $12,306,000. This increase was primarily attributable to the increase in occupancy and to normal inflationary increases. Net operating income (defined as operating revenues less operating expenses, depreciation and general and administrative expenses) at the Owned Communities increased by $1,794,000 from $1,808,000 to $3,602,000. This increase constitutes 64% of the increase in net operating revenues for the quarter, which is indicative of the high degree of incremental profits that results from increased occupancy.

Rancho San Antonio. Operating revenues for the three months ended June 30, 1993 increased by $641,000 or by 75% from $859,000 to $1,500,000. This increase is primarily due to the opening of the healthcenter in August 1992 and favorable changes in occupancy. Occupancy increased from 46%, which is retirement only, at June 30, 1992 to a combined retirement and healthcenter occupancy of 61% at June 30, 1993. Operating expenses for Rancho San Antonio increased by $831,000 or by 61% from $1,372,000 to $2,203,000.
This increase reflects the healthcenter expenses and improved occupancy in the retirement phase. Net operating loss decreased by $109,000 or by 10% from $1,092,000 to $983,000.

The construction debt associated with Rancho San Antonio is non-recourse to Forum Group. The maturity date of the first mortgage financing (which, at June 30, 1993, had an outstanding balance of $20,239,000) on Rancho San Antonio has been extended to January 1994, and agreement has been reached to extend the maturity of the second mortgage financing thereon (which, at

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

June 30, 1993, had an outstanding balance of $3,711,000) to April 1994. Rancho San Antonio comprises a total of 319 independent lifecare RC living units, of which 110 are included in the second phase of the project. As of August 13, (i) contracts for sales of memberships relating to approximately 62% of the available units in the second phase of the project had been entered into, (ii) refundable deposits in amounts equal to 20% of the sale price of each such membership had been placed in escrow pending the sale thereof, and (iii) all approvals required for the sale of such memberships had been obtained. It is expected (although there can be no assurance with respect thereto) that the sale of memberships relating to approximately 49 units in the second phase will be consummated by September 30, 1993 and that Forum Group will apply the estimated $16,000,000, or an average $326,000 per unit, of the net proceeds therefrom to the repayment of construction financing on the project. Memberships relating to 154 units in the first phase of the project had been sold as of August 13, 1993, and, after giving effect to the expected sale of the memberships relating to 49 units in the second phase referred to above, memberships relating to a total of 116 independent living units will remain available for sale. Proceeds from sales of such remaining memberships will be first applied to the repayment of construction financing until such financing is fully retired, and will thereafter be available to Forum Group for general corporate purposes. While the effect of such sales on Forum Group's results of operations is not expected to be significant in light of Forum Group's currently unrecovered investment in excess of $20,000,000, the effect thereof on Forum Group's cash flow and financial position may be significant (although there can be no assurance with respect thereto).

Consolidated Partnership Communities. Operating revenues for the three months ended June 30, 1993 increased by $659,000 or by 12% from $5,464,000 to $6,123,000. This increase was also primarily attributable to favorable changes in occupancy combined with increases in residency fees and charges. Combined occupancy increased from 81% at June 30, 1992 to 89% at June 30, 1993. Operating expenses for the Consolidated Partnership Communities increased by $173,000 or by 5% from $3,748,000 to $3,921,000. This increase was primarily attributable to the increase in occupancy and to normal inflationary increases. Net Operating Income for the Consolidated Partnership Communities increased by $452,000 from $1,244,000 to $1,696,000. This increase constitutes 69% of the increase in net operating revenues for the quarter, which is indicative of the high degree of incremental profits that results from increased occupancy.

Corporate Operations. Revenues for the three months ended June 30, 1993 increased $216,000 from $67,000 to $283,000. Revenues are principally comprised of management fees from Greenville Retirement Community, L.P. and sold operations. Operating expenses for the three months ended June 30, 1993, decreased by $631,000 due primarily to reductions in the home office staff. Corporate operations includes the unallocated interest expense of corporate debt.

Unconsolidated Communities. Forum Group's equity in the earnings of Forum Retirement Partners, L.P., which is reflected as other revenues, improved from a loss of $260,000 for the quarter ended June 30, 1992 to a gain of $30,000 for the quarter ended June 30, 1993. This increase primarily

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reflects improved occupancy at the nine retirement communities owned by Forum Retirement Partners, L.P. and managed by Forum Group. Forum Group's equity in the earnings of Greenville Retirement Community, L.P., a 50%- owned joint venture which operates the Stonegates Retirement Community in Wilmington, Delaware, also reported as other revenues, increased from $44,000 for the quarter ended June 30, 1992 to $65,000 for the quarter ended June 30, 1993.

Depreciation. The increase of $317,000 over the comparable period in fiscal 1992 reflects the opening of the healthcenter at Rancho San Antonio, additional fixed asset additions over the past twelve months.

Consolidated General and Administrative Expenses. Consolidated general and administrative expenses decreased by $144,000 or by 13% from $1,111,000 in the quarter ended June 30, 1992 to $967,000 in the quarter ended June 30, 1993. This decrease is primarily attributable to a decrease in salary and wages of $256,000 due to reductions in the home office staff, partially offset by an increase in Directors' fees and expenses of $142,000 due to the Recapitalization.

Interest Expense. Interest expense attributable to the Owned Communities and corporate operations increased by $336,000 from $2,545,000 to $2,881,000 during the quarter ended June 30, 1993, which increase is primarily attributable to an increase in average borrowing costs and the amortization of loan costs. As discussed more fully below (see "Financial Condition --Recapitalization"), Forum Group refinanced the Senior Secured Loan dated April 2, 1992 as part of the Recapitalization. If the Recapitalization had been completed as of April 1, 1993, proforma interest expense related to the corporate operations would have been $2,348,000 compared to an actual amount of $2,150,000.

Litigation Expenses. During the three months ended June 30, 1993, expenses of $1,080,000 incurred in conjuction with certain litigation related to the Recapitalization, described below, were recorded.

Extraordinary Item. During the three months ended June 30, 1993, expenses of $415,000 related to the early extinguishment of debt in conjunction with the Recapitalization were recorded.

Loss Per Share. The three months ended June 30, 1993, produced a net loss of $1,616,000 ($0.17 per Common Share) compared to a net loss of $3,150,000 ($0.42 per Common Share) for the three months ended June 30, 1992. The current quarter was adversely affected by $1,080,000 ($0.12 per Common Share) of expenses related to certain litigation related to the Recapitalization and an extraordinary charge, related to the early extinguishment of debt, of $415,000 ($0.04 per Common Share).

All per share data are based upon the weighted average number of shares outstanding for the relevant periods. However, on June 14, 1993, 7,098,200 new Common Shares were issued as part of the Recapitalization and 25,000 shares of preferred stock were exchanged for 2,500,000 of new Common Shares, increasing the number of Common Shares outstanding to 17,275,982.

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition

Recapitalization. As previously disclosed, in June 1993, Forum Group consummated a substantial recapitalization pursuant to the transactions contemplated by a series of agreements and modifications thereto with a group of investors. As a result of the Recapitalization, the Investors own approximately 66% of the outstanding shares of common stock of Forum Group (excluding 513,993 Common Shares owned by a wholly owned subsidiary of Forum Group). The principal components of the Recapitalization included
(i) the issuance and sale by Forum Group on February 1, 1993 of 25,000 shares of preferred stock (which ultimately were exchanged for 2,500,000 newly issued Common Shares on June 14, 1993) for an aggregate purchase price of $5,000,000, (ii) the issuance and sale by Forum Group on June 14, 1993 of 7,098,200 Common Shares, together with warrants exercisable to purchase at a nominal price an aggregate of 1.1555 Common Shares for each Common Share reserved in accordance with Forum Group's Plan of Reorganization for the payment of disputed general unsecured claims issued on or after June 14, 1993 for an aggregate purchase price of $20,000,000,
(iii) the borrowing by Forum Group on June 14, 1993 of $50,000,000 pursuant to a new bank credit facility through a consortium of lenders for which Citicorp USA, Inc. serves as agent, (iv) the issuance and sale by Forum Group on June 14, 1993 of $40,000,000 aggregate principal amount of senior subordinated notes, and (v) the prepayment by Forum Group on June 14, 1993 of all amounts outstanding under the Senior Secured Term Loan Agreement which had been entered into on April 2, 1992 with a consortium of banks for which Chemical Bank served as agent. Of the 441,071 Reserved Shares reserved for possible issuance pursuant to the Plan of Reorganization as of March 31, 1993, 170,806 were issued prior to June 14, 1993 and 270,265 continued to be so reserved as of August 13, 1993.

The New Term Loan requires that interest be paid quarterly at either the prime rate plus 2% or the Eurodollar rate plus 3.5%, and requires quarterly principal payments of $1,000,000 on December 31, 1993, and March 31, 1994; $1,500,000 through March 31, 1995; $2,250,000 through March 31, 1996; and
$2,750,000 thereafter to maturity on March 31, 1999. The New Senior Subordinated Notes require that interest be paid semi-annually at 12.5% to maturity in 2003 (at which time the entire principal amount becomes due).

As a result of the Recapitalization, the Company's long term debt as of June 30, 1993 relates to the retirement communities as set forth below:

   Forum Group, Inc. (Owned Communities and Corporate Operations):
      Bank Credit Agreement                                    $ 50,000
      Senior Subordinated Notes                                  40,000
      Mortgages and Capitalized Leases                           25,283
      Other                                                       2,896
       Total Owned Communities and Corporate Operations (1)     118,179

   Consolidated Partnership Communities (2)                      76,969

   Unconsolidated Communities                                       -0-

   Rancho San Antonio (2)                                        24,153

       Total                                                   $219,301

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(1) Excludes indebtedness aggregating $4,473,000 of Greenville Retirement Community, L.P. which may be recourse to Forum Group.

(2) These obligations are non-recourse to Forum Group.

Liquidity And Capital Resources. Following the Recapitalization, Forum Group's principal sources of funds are cash generated from operating activities and asset sales. Forum Group's liquidity requirements relate primarily to the funding of working capital needs, and principal and interest payments on indebtedness (and, for fiscal year 1994, includes substantial expenses associated with the Recapitalization and related transactions described above). At June 30, 1993, Forum Group had cash and cash equivalents of $15,705,000, accounts receivable of $3,071,000 and notes, investments and other receivables of $2,870,000.

Forum Group believes that (i) cash from operations, (ii) cash and cash equivalents, (iii) accounts receivable, and (iv) notes, investments and other receivables, will provide adequate liquidity to meet its foreseeable working capital requirements, Forum Group will continue to monitor conditions in the capital markets and, if appropriate in light of then-current market conditions, Forum Group's then-existing capital structure and requirements and other factors determined to be relevant, may seek to refinance all or a portion of its or its subsidiaries' or affiliates' existing indebtedness and, in addition, may seek to raise equity capital to fund ongoing capital requirements, possible acquisitions of businesses and assets or for other corporate purposes. Whether or not Forum Group seeks to refinance any such indebtedness or to raise equity capital will depend on various factors, including conditions in the capital markets, Forum Group's and its subsidiaries' and affiliates' respective financial condition, results of operations and future prospects, whether the stated maturity dates of certain indebtedness are extended and other factors that may be relevant in the circumstances. There can be no assurance as to whether any such transaction will be effected or, if so, as to the timing and terms thereof.

Pursuant to the Acquisition Agreement, the Investors agreed to effect a transaction pursuant to which shareholders of Forum Group would have the option either to retain their equity interest in Forum Group or receive, in cash, $3.62 per share. Consequently, on July 27, 1993 the Investors commenced a tender offer for any and all Common Shares for $3.62 per share, net to the seller in cash (the "Investors' Tender Offer"). The Investors' Tender Offer (and withdrawal rights) will expire at 12:00 midnight, New York City time, on August 23, 1993, unless the offer is extended.

In connection with the Recapitalization, Forum Group has paid or reimbursed fees, costs and expenses aggregating approximately $6,194,000 through June 30, 1993, consisting of litigation expenses of approximately $320,000, reimbursement of fees and expenses incurred by the Investors of approximately $1,798,000, payment or reimbursement of fees and expenses of the lenders under the new bank credit facility of approximately $3,518,000 and various other costs and expenses aggregating approximately $558,000.
In addition, Forum Group is required under the Acquisition Agreement to reimburse the Investors upon request for all fees, costs and expenses

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

incurred in connection with the Investors' Tender Offer. According to the Investors' tender offer materials, such fees, costs and expenses are expected to be approximately $550,000.

Cash Flow. Operating activities for the three months ended June 30, 1992 used $2,838,000 of cash compared to the three months ended June 30, 1993 operating activities provided $2,866,000 of cash, due principally to the payment of accrued expenses in 1992 and significantly improved operating results in 1993.

Investing activities provided $35,993,000 of cash during the three months ended June 30, 1992, compared to $36,000 of cash used by investing activities during the three months ended June 30, 1993, due principally to the April, 1992 sale of two RCs.

Financing activities provided $7,152,000 of cash during the three months ended June 30, 1993, compared to $32,962,000 of cash used by financing activities during the comparable period of 1992, due principally to the impact of the Recapitalization and the April, 1992 sale of two RCs.