Form 10-Q/A
period 1993-09-30
FORUM GROUP INC
filed 1994-02-15
CIK 33939

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


     The undersigned registrant hereby amends the following statements, exhibits or other portions of its Quarterly Report on Forum 10-Q for the quarterly period ended September 30, 1993 as set forth in the pages attached hereto:

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

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


                                                                   PAGE
                                                                   ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          September 30 and March 31, 1993                             3

          Condensed consolidated statements of operations --
          Three and six months ended September 30, 1993 and 1992      4

          Condensed consolidated statements of cash flows --
          Six months ended September 30, 1993 and 1992                5

          Notes to condensed consolidated financial statements --
          September 30, 1993                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                  September 30,    March 31,
                                                      1993           1993
                                                  -------------  ------------
                                    ASSETS              (in thousands)
                                    ------
Property and Equipment:
  Land and improvements                           $    34,469    $    34,443
  Buildings and leasehold improvements                175,524        175,064
  Furniture and equipment                              12,561         12,225
                                                  -----------    -----------
                                                      222,554        221,732
  Less accumulated depreciation and amortization        8,663          5,768
                                                  -----------    -----------
                                                      213,891        215,964
  Rancho San Antonio, property and equipment - net        -0-         94,573
                                                  -----------    -----------
                                                      213,891        310,537
Investments:
  Forum Retirement Partners, L.P.                       3,902          3,795
  Greenville Retirement Community, L.P.                 3,805          3,763
  Rancho San Antonio Retirement Housing
    Corporation                                        11,748            -0-
                                                  -----------    -----------
                                                       19,455          7,558
                                                  -----------    -----------

Cash and cash equivalents                              18,624          5,817
Accounts receivable, less allowance for doubtful
  accounts (September 30, $267; March 31, $219)         3,212          2,883
Notes, investments and other receivables                2,862          3,149
Land held for resale                                    1,638          1,638
Restricted cash                                         9,676          8,804
Deferred costs and other assets                         9,138          4,165
Rancho San Antonio, current and other assets              -0-          4,090
                                                  -----------    -----------
                                                  $   278,496    $   348,641
                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Long-term debt, including $7,860 due
    within one year                               $   194,647    $   200,098
  Trade accounts payable                                2,548          1,855
  Accrued interest                                      2,226            708
  Other accrued expenses                               16,620         17,955
  Resident deposits                                    18,056         16,558
  Deferred income                                       4,857          4,585
  Rancho San Antonio, liabilities                         -0-         30,820
                                                  -----------    -----------
                           Total Liabilities          238,954        272,579
Rancho San Antonio, cooperative memberships               -0-         55,910
Other partners' equity                                  1,621          1,707
Shareholders' equity:
  Preferred stock - Series B, no par value -
    authorized 2,000 shares, issued 25 shares
    at March 31, 1993                                     -0-          4,870
  Common stock, no par value - authorized 48,000
    shares, issued 17,795 and 7,493 shares at
    September 30 and March 31, 1993, respectively      46,035         20,934
  Accumulated deficit                                  (8,114)        (7,359)
                                                  -----------    -----------
                  Total Shareholders' Equity           37,921         18,445
                                                  -----------    -----------
                                                  $   278,496    $   348,641
                                                  ===========    ===========
See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                   Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                   ------------------     ----------------
                                     1993       1992       1993       1992
                                   ---------  ---------   --------   -------
                                    (in thousands except per share amounts)
Revenues:                                    |                     |
  Net operating revenues            $ 26,989 | $ 22,135   $ 51,766 | $ 42,588
  Facility sales, net and other           (8)|      115        166 |      303
                                    -------- | --------   -------- | --------
                   TOTAL REVENUES     26,981 |   22,250     51,932 |   42,891
                                    -------- | --------   -------- | --------
                                             |                     |
Costs and expenses:                          |                     |
  Operating expenses                 (19,298)|  (16,618)   (37,863)|  (33,814)
  General and administrative                 |                     |
    expenses                            (771)|   (1,206)    (1,738)|   (2,317)
  Litigation expense                    (181)|      -0-     (1,262)|      -0-
  Depreciation                        (1,807)|   (2,271)    (4,040)|   (4,187)
                                    -------- | --------   -------- | --------
         TOTAL COSTS AND EXPENSES    (22,057)|  (20,095)   (44,903)|  (40,318)
                                    -------- | --------   -------- | --------
                                       4,924 |    2,155      7,029 |    2,573
Other:                                       |                     |
  Investment income                      245 |      379        396 |      832
  Interest expense                    (4,470)|   (4,818)    (8,883)|   (9,016)
                                    -------- | --------   -------- | --------
Income (loss) before minority                |                     |
  interests and extraordinary item       699 |   (2,284)    (1,458)|   (5,611)
Minority interests                       160 |      168      1,115 |      345
                                    -------- | --------   -------- | --------
Income (loss) before extraordinary           |                     |
  item                                   859 |   (2,116)      (343)|   (5,266)
                                             |                     |
Extraordinary item -                         |                     |
  early extinguishment of debt             2 |      -0-       (412)|      -0-
                                    -------- | --------   -------- | --------
                NET INCOME (LOSS)        861 |   (2,116)      (755)|   (5,266)
                                             |                     |
 ACCUMULATED DEFICIT AT BEGINNING            |                     |
  OF PERIOD                           (8,975)|   (3,150)    (7,359)|      -0-
                                    -------- | --------   -------- | --------
                                             |                     |
ACCUMULATED DEFICIT AT END OF                |                     |
  PERIOD                            $ (8,114)| $ (5,266)  $ (8,114)| $ (5,266)
                                    ======== | ========   ======== | ========
                                             |                     |
Average number of common shares              |                     |
  outstanding                         17,446 |    7,493     13,416 |    7,493
                                    ======== | ========   ======== | ========
                                             |                     |
Net income (loss) per common share:          |                     |
  Income (loss) before                       |                     |
    extraordinary item              $   0.05 | $  (0.28)  $  (0.03)| $  (0.70)
  Extraordinary item                    0.00 |    (0.00)     (0.03)|    (0.00)
                                    -------- | --------   -------- | --------
  Net income (loss)                 $   0.05 | $  (0.28)  $  (0.06)| $  (0.70)
                                    ======== | ========   ======== | ========

SEE Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)

                                                        Six Months Ended
                                                          September 30,
                                                   --------------------------
                                                      1993           1992
                                                   ----------     -----------
                                                         (in thousands)

Cash flows from operating activities:
  Net loss                                         $     (755)    $   (5,266)
  Items which do not use (provide) cash:
    Depreciation and amortization                       4,439          4,244
    Facility sales, net                                   (55)          (366)
    Accrued revenues and expenses, net                 (1,024)       (10,087)
    Accrued interest                                    1,499           (225)
    Other partners' interest in losses (earnings)
      of consolidated partnerships                         70           (346)
    Equity in losses of unconsolidated entities            73            347
    Non-cash portion of extraordinary item                270            -0-
                                                   ----------     ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        4,517        (11,699)
                                                   ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment                  (1,004)        (4,334)
  Disposals of property and equipment                     -0-         36,723
  Rancho San Antonio - net                                (26)           -0-
  Disposals of land held for resale                       -0-          1,645
  Collections (advances) on notes receivable              354           (702)
  Other                                                   -0-            100
                                                   ----------     ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         (676)        33,432
                                                   ----------     ----------

Cash flows from financing activities:
  Proceeds from long-term debt                         90,303         11,727
  Payments on long-term debt                          (98,395)       (26,174)
  Restructuring interest payment                          -0-        (13,050)
  Proceeds from issuance of common stock               20,000            -0-
  Proceeds from Forum Retirement, Inc.'s
    tender of Forum Group common stock                  1,861            -0-
  Recapitalization and tender costs                    (7,235)           -0-
  Proceeds from cooperative memberships                 2,426          9,278
  Net increase (decrease) in restricted cash              139          5,394
  Net contribution (distribution to) other partners      (118)            57
  Deferred financing and other costs                      (15)          (890)
                                                   ----------     ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        8,966        (13,658)
                                                   ----------     ----------

Net increase in cash and
  cash equivalents                                     12,807          8,075

Cash and cash equivalents at beginning of period        5,817          7,542
                                                   ----------     ----------

Cash and cash equivalents at end of period         $   18,624     $   15,617
                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                              September 30, 1993


Note A - Basis of Presentation
- ------------------------------
The balance sheet at March 31, 1993 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1993 (the "1993 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1994. For further information, refer to Forum Group's consolidated financial statements as of and for the year ended March 31, 1993, and the footnotes thereto, included in the 1993
10-K.

Note B - Operating Revenues
- ---------------------------
A change in the estimate of amounts reimbursable by third party payors from prior years, resulted in the recognition of $1,045,000 and $1,115,000 of operating revenue, respectively, in the three- and six-month periods ended September 30, 1993. The Company participates in the Medicare program and in certain Medicaid programs which reimburse the Company on the basis of allowable costs. Allowable cost is subject to retroactive examination and adjustment by the agencies adminstering the programs, and provisions are made in the financing statements for potential adjustments that may result. To the extent that those estimated provisions differ from the administering agencies' determinations, operations are routinely charged or credited in the period of such determinations. As a result, the Company changed its estimate of amounts reimbursable by third-party payors in 1993 from prior years.

Note C - Refinancing Agreements
- -------------------------------
Recapitalization. As previously disclosed, in June, 1993 Forum Group consummated a recapitalization (the "FGI Recapitalization") pursuant to a series of agreements and modifications thereto (collectively, the "Acquisition Agreement") with a group of investors comprised of Forum Holdings, L.P. ("Forum Holdings"), Apollo Investment Fund, L.P. ("AIF") and Lion Advisors, L.P., on behalf of one or more managed accounts ("Lion") (AIF and Lion, together with their affiliates and assigns, are hereinafter collectively referred to as "Apollo") and Healthcare Resources I, L.P. ("Healthcare Resources") (Forum Holdings, Apollo and Healthcare Resources, together with their affiliates and assigns, are hereinafter collectively referred to as the "Investors"). As a result of the FGI Recapitalization, including the Investors' Tender Offer described below, the Investors acquired approximately 71.7% of the outstanding shares of common stock of Forum Group ("Common Shares"). The principal components of the FGI Recapitalization

                     FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                        September 30, 1993 (continued)

included (i) the issuance and sale by Forum Group on February 1, 1993 of 25,000 shares of preferred stock (which were exchanged on June 14, 1993 for 2,500,000 newly-issued Common Shares) for an aggregate purchase price of $5,000,000, (ii) the issuance and sale by Forum Group on June 14, 1993 of 7,098,200 Common Shares, together with warrants exercisable to purchase at a nominal price an aggregate of 1.1555 Common Shares for each Common Share reserved in accordance with Forum Group's April 2, 1992, Plan of Reorganization for the payment of disputed general unsecured claims (each a "Reserved Share") issued on or after June 14, 1993 for an aggregate purchase price of $20,000,000, (iii) the borrowing by Forum Group on June 14, 1993, of $50,000,000 pursuant to a new bank credit facility through a consortium of lenders for which Citicorp USA, Inc. serves as agent (the "New Term Loan"),
(iv) the issuance and sale by Forum Group on June 14, 1993 of $40,000,000 aggregate principal amount of senior subordinated notes (the "New Senior Subordinated Notes"), and (v) the prepayment by Forum Group on June 14, 1993 of all amounts outstanding under the senior secured term loan agreement which had been entered into on April 2, 1992 with a consortium of banks for which Chemical Bank served as agent. Of the 441,071 Reserved Shares as of March 31, 1993, 170,806 were issued prior to June 14, 1993, 4,984 were issued on August 24, 1993 and 265,281 continued to be reserved as of November 4, 1993.

The New Term Loan requires that interest be paid quarterly at either the prime rate plus 2% or the Eurodollar rate plus 3.5%, and requires quarterly principal payments of $1,000,000 on December 31, 1993 and March 31, 1994; $1,500,000 through March 31, 1995; $2,250,000 through March 31, 1996; and
$2,750,000 thereafter to maturity on March 31, 1999. The New Senior Subordinated Notes require that interest be paid semi-annually at 12.5% to maturity in 2003 (at which time the entire principal amount becomes due).

Pursuant to the Acquisition Agreement, the Investors commenced a tender offer on July 27, 1993 whereby the Investors offered to purchase Common Shares from shareholders of Forum Group (other than Forum Group) for $3.62 per share (the "Investors' Tender Offer"). The Investors' Tender Offer expired on August 31, 1993 with 1,345,543 Common Shares having been tendered by shareholders. Included in the Common Shares tendered as a result of the Investors' Tender Offer were 513,993 Common Shares held by Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group.

Note D - Change In Consolidation. The assets, liabilities and financial results of Rancho San Antonio Retirement Housing Corporation ("RSARHC") which operates The Forum at Rancho San Antonio ("Rancho San Antonio"), a cooperative continuing care community in Cupertino, California, were included in the consolidated financial statements of Forum Group through July 31, 1993 since Forum Group owned a majority of the memberships in RSARHC. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50% of the memberships, and accordingly, the financial statements of RSARHC are no longer included in Forum Group's consolidated financial statements.

Sales of cooperative memberships have totalled $76,000,000 through September 30, 1993 and profits on these sales will be recognized using the cost recovery method. Forum Group's continuing ownership interest in RSARHC as the owner of 38% of the cooperative memberships at September 30, 1993 is accounted for on the equity method.

                     FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                        September 30, 1993 (continued)

Note E - Investments
- --------------------
Summary financial information for Forum Retirement Partners, L.P. as of and for the six months ended September 30, 1993, is as follows (in thousands):

     Net property                                           $ 98,588
     Other assets                                              8,994
                                                            --------
                                                             107,582
     Less liabilities                                         78,962
                                                            --------
          Net assets                                        $ 28,620
                                                            ========
     Revenues                                                 22,134
     Costs and expenses                                       23,259
                                                            --------
          Net loss                                          $  1,125
                                                            ========

Summary financial information for Greenville Retirement Community, L.P. as of and for the six months ended September 30, 1993, is as follows (in thousands):

     Net property                                           $ 20,786
     Other assets                                              1,089
                                                            --------
                                                              21,875
     Less liabilities                                         22,177
                                                            --------
          Net deficit                                       $    302
                                                            ========
     Revenues                                                  3,096
     Costs and expenses                                        2,785
                                                            --------
          Net income                                        $    311
                                                            ========

Summary financial information for Rancho San Antonio Retirement Housing Corporation as of and for the six months ended September 30, 1993, is as follows (in thousands):

     Net property                                           $ 98,214
     Other assets                                              6,911
                                                            --------
                                                             105,125
     Less liabilities                                         43,427
                                                            --------
          Net assets                                        $ 61,698
                                                            ========
     Revenues                                                  2,630
     Costs and expenses                                        6,052
                                                            --------
          Net loss                                          $  3,422
                                                            ========

Note F - Subsequent Event. On October 7, 1993, Forum Group announced that it had entered into an agreement with Forum Retirement Partners, L.P. ("FRP") relating to Forum Group's participation in a proposed recapitalization of FRP (the "FRP Recapitalization Agreement"). Forum Group had a 22.1% equity

                     FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                        September 30, 1993 (continued)

investment in FRP (prior to the FRP Recapitalization), is the parent company of FRP's general partner and has a long-term management contract with FRP. Pursuant to the FRP Recapitalization Agreement, $13 million of additional equity was provided to FRP by a subsidiary of Forum Group through the purchase of 6.5 million units of FRP's limited partnership interests ("Units") at a price of $2.00 per Unit. Subsequent to this purchase, Forum Group owned 55.2% of the Units, subject to reduction as discussed below.

The FRP Recapitalization Agreement provides that FRP will promptly make a public offering whereby unitholders of record as of October 18, 1993 (other than Forum Group and its affiliates) will have the right to acquire additional Units at the same price paid by the Forum Group subsidiary. Those rights will not be directly or indirectly transferable. The proceeds of that offering will be used to repurchase Units from the Forum Group subsidiary at the same price paid by that subsidiary. Should all of the eligible unitholders purchase the Units being offered to them, Forum Group's percentage ownership will return to 22.1%.

Forum Group's acquisition of the 6.5 million Units described above was financed in part by proceeds from the sale of 2,976,826 additional Common Shares to Apollo and Forum Holdings for an aggregate purchase price of $11,163,098. Immediately following their purchase of the 2,976,826 Common Shares described above, Apollo and Forum Holdings, together with Healthcare Resources, owned a total of 15,727,982 Common Shares, increasing the percentage ownership of the Investors from approximately 71.7% to approximately 75.7%.

The agreement under which the 2,976,826 Common Shares were purchased by Forum Holdings and Apollo provided that Forum Group will file and thereafter use its best efforts to make effective a registration statement in connection with an offering (the "FGI Offering") pursuant to which Forum Group shareholders of record on October 18, 1993 (other than Forum Holdings, Apollo and, in certain circumstances, Healthcare Resources) will have the right to acquire additional shares at $3.75 per Common Share, the same price paid by Forum Holdings and Apollo. The right to purchase Common Shares in the FGI Offering will not be directly or indirectly assignable or transferable.

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             September 30, 1993


Results Of Operations
- ---------------------
Forum Group operates (i) 10 retirement communities and one nursing home owned directly by Forum Group or through wholly owned subsidiaries (the "Owned Communities") , (ii) four retirement communities through partnerships which are not wholly owned but are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), (iii) 11 retirement communities through entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), including nine retirement communities which are owned by FRP, one owned by Greenville Retirement Community, L.P. ("GRP"), and Rancho San Antonio (which was consolidated for financial reporting purposes prior to July 31, 1993) (see Note C to accompanying Condensed Consolidated Financial Statements). The periods in which the financial results of the consolidated components of Rancho San Antonio (the lifecare community and an independent healthcare center which opened in August, 1992) are included in the financial statements of Forum Group are not comparable. Consequently, Rancho San Antonio is presented separately below in order to present a comparable disclosure of the other entities' financial results.

Certain summary financial information for the Owned Communities, Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below:


                           Six Months Ended September 30, 1993
                           -----------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- ------------ ----------  ------
     Net
      Operating
      Revenues    $35,733     $ 2,748      $12,623     $   662    $51,766

     Operating
      Expenses     25,386       3,015        8,009       1,453     37,863

     General and
      Administrative
      Expenses        ---         ---           12       1,726      1,738

     Depreciation   1,941         879        1,000         220      4,040

     Interest
      Expense       1,383         707        2,004       4,789      8,883

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                           Six Months Ended September 30, 1992
                           -----------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- ------------ ----------  ------
     Net
      Operating
      Revenues    $29,346     $ 1,611      $11,107     $   524    $42,588

     Operating
      Expenses     23,001       1,121        7,580       2,112     33,814

     General and
      Administrative
      Expenses        ---         ---          111       2,206      2,317

     Depreciation   1,891       1,301          984          11      4,187

     Interest
      Expense       1,322       1,060        2,245       4,389      9,016


Owned Communities. Net operating revenues for the three and six months ended September 30, 1993 increased by $3,580,000 (23%), from $15,283,000 to
$18,863,000, and by $6,387,000 (22%), from $29,346,000 to $35,733,000, respectively, as compared to the same periods of the previous year. A change in the estimate of amounts reimbursable to third party payors from prior years resulted in the recognition of $1,045 in Note B of operating revenue in September, 1993. The remaining portions of the increases were primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 84% at September 30, 1992 to 92% at September 30, 1993. Operating expenses for the three and six months ended September 30, 1993 at the Owned Communities increased by $1,389,000 (12%), from $11,691,000 to $13,080,000, and by $2,385,000 (10%), from $23,001,000 to
$25,386,000, respectively, as compared to the same periods of the previous year. A change in the estimate of accrued workers' compensation premiums resulted in the recognition of $152,000 of additional operating expense in September, 1993. The remaining portions of the increases were primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases. Net operating income (defined as operating revenues less operating expenses, depreciation and general and administrative expenses) for the three and six months ended September 30, 1993 at the Owned Communities increased by $2,158,000, from $2,646,000 to $4,804,000, and by $3,952,000, from $4,454,000 to $8,406,000, respectively, as compared to the same periods of the previous year.
Exclusive of the impact of the change in estimate of reimbursable amounts discussed above, these increases constitute 47% and 56%, respectively, of the increases in net operating revenues for the three and six month periods, which are indicative of the degree of incremental profits that result from increased occupancy.

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rancho San Antonio. Due to the change in financial statement presentation discussed above in Note C to the Condensed Consolidated Financial Statements, the financial results of Rancho San Antonio are not comparable between fiscal periods. Therefore, no discussion of comparative variances regarding the consolidated portions of Rancho San Antonio is presented. Net operating revenues for the consolidated components of Rancho San Antonio for the three and six months ended September 30, 1993 increased by $496,000, from $752,000 to $1,248,000, and by $1,137,000, from $1,611,000 to $2,748,000, respectively, as compared to the same periods of the previous year.
Occupancy of the consolidated components of Rancho San Antonio increased from 44%, at September 30, 1992 to 84% at September 30, 1993. Operating expenses for the consolidated components of Rancho San Antonio for the three and six month periods increased by $1,507,000, from a credit of $212,000 to $1,295,000, and by $1,816,000, from $1,199,000 to $3,015,000, respectively, as compared to the same periods of the previous year. Net operating losses for the consolidated components of Rancho San Antonio for the three and six month periods increased by $444,000, from income of $281,000 to a loss of $163,000, and by $335,000, from a loss of $811,000 to a loss of $1,146,000, respectively, as compared to the same periods of the previous year.

Consolidated Partnership Communities. Net operating revenues for the three and six months ended September 30, 1993 increased by $857,000 (15%), from $5,643,000 to $6,500,000, and by $1,516,000 (14%), from $11,107,000 to
$12,623,000, respectively, as compared to the same periods of the previous year. A change in the estimate of amounts reimbursable to third party payors from prior years resulted in the recognition of $142,000 of operating revenue in September, 1993. The remaining portions of the increases were primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 85% at September 30, 1992 to 92% at September 30, 1993. Operating expenses for the Consolidated Partnership Communities for the three and six months ended September 30, 1993 increased by $257,000 (7%), from $3,831,000 to $4,088,000, and by $429,000 (6%), from
$7,580,000 to $8,009,000, respectively, as compared to the same periods of the previous year. A change in the estimate of accrued workers' compensation premiums resulted in the recognition of $72,000 of additional operating expense in September, 1993. The remaining portions of the increases were primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and to normal inflationary increases. Net Operating Income for the Consolidated Partnership Communities for the three and six months ended September 30, 1993 increased by $718,000, from $1,188,000 to $1,906,000, and by $1,170,000, from $2,432,000 to $3,602,000, respectively, as compared to the same periods of the previous year.
Exclusive of the impact of the change in estimate of reimbursable amounts discussed above, these increases constitute 60% and 68% of the increases in net operating revenues for the three and six months ended September 30, 1993, which are indicative of the degree of incremental profits that result from increased occupancy.

Corporate Operations. Revenues for the three and six months ended September 30, 1993 decreased $78,000, from $457,000 to $379,000, and increased $138,000, from $524,000 to $662,000, respectively, compared to the same periods of the previous year. Revenues are comprised of management fees from GRP, a change in the estimate of amounts reimbursable to third party

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payors from prior years for sold operations, management fees from RSARHC, and rental income from phase two of Rancho San Antonio. Operating expenses for the three and six months ended September 30, 1993 decreased by $512,000 and $659,000, respectively, as compared to the same periods of the previous year. These decreases reflect reductions in the home office staff and certain allocations of revenues and expenses related to Rancho San Antonio.
Corporate Operations includes the unallocated interest expense of corporate debt.

Unconsolidated Communities. Forum Group's equity in the earnings of FRP, which is reflected as other revenues, improved from losses of $204,000 and $464,000 for the three and six months ended September 30, 1992, respectively, to gains of $27,000 and $57,000 for the three and six months ended September 30, 1993, respectively. These increases primarily reflect improved occupancy at the nine retirement communities owned by FRP and managed by Forum Group. GRP, a limited partnership of which Forum Group has a 50% beneficial interest, operates the Stonegates retirement community in Wilmington, Delaware. Forum Group's equity in the earnings of GRP, which is also reported as other revenues, increased from $73,000 and $117,000 for the three and six months ended September 30, 1992, respectively, to $78,000 and $144,000 for the three and six months ended September 30, 1993, respectively. Forum Group's equity in the losses of the unconsolidated component of Rancho San Antonio for the three and six months ended September 30, 1993 was $273,000.

Depreciation. For the three and six months ended September 30, 1993, consolidated depreciation expense decreased by $464,000 and $147,000, respectively, compared to the comparable periods in fiscal 1993. The changes primarily reflect the opening of the healthcare facility at Rancho San Antonio, additional fixed asset additions over the past twelve months.

Consolidated General and Administrative Expenses. For the three and six months ended September 30, 1993, consolidated general and administrative expenses decreased by $435,000, from $1,206,000 to $771,000, and by $579,000, from $2,317,000 to $1,738,000, respectively, compared to the comparable periods in fiscal 1993. These decreases are primarily attributable to decreases in salary and wages of $295,000 and $551,000, respectively, due to reductions in the home office staff. Those decreases were partially offset by increases, in the amounts of $43,000 and $185,000, respectively, in Forum Group's directors' fees and directors' expenses related to the FGI Recapitalization.

Interest Expense. Interest expense attributable to the Owned Communities and Corporate Operations increased by $125,000, from $3,166,000 to $3,291,000, and by $461,000, from $5,711,000 to $6,172,000, during the three and six months ended September 30, 1993, respectively. These changes are primarily attributable to changes in average borrowing costs and the amortization of deferred loan costs. As discussed more fully below (see "Financial Condition
- -- Recapitalization"), as part of the Recapitalization, Forum Group retired the Senior Secured Loan dated April 2, 1992. If the FGI Recapitalization had been completed as of April 1, 1993, proforma interest expense related to the corporate operations would have been $8,659,000 compared to an actual amount of $8,485,000.

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Litigation Expenses. During the three and six months ended September 30, 1993, expenses of $181,000 and $1,262,000, respectively, were incurred in conjunction with certain litigation related to the FGI Recapitalization, described below.

Extraordinary Item. During the six months ended September 30, 1993, expenses of $412,000 related to the early extinguishment of debt in conjunction with the FGI Recapitalization were recorded.

Net Income/Loss Per Share. The three and six months ended September 30, 1993 produced net income of $861,000 ($0.05 per Common Share) and net loss of $755,000 ($0.06 per Common Share), respectively, compared to net losses of $2,116,000 ($0.28 per Common Share) and $5,266,000 ($0.70 per Common Share)
for the three and six months ended September 30, 1992. The current six month period was adversely affected by $1,262,000 ($0.09 per Common Share) of expenses related to certain litigation related to the FGI Recapitalization and an extraordinary charge of $412,000 ($0.03 per Common Share) related to the early extinguishment of debt.

All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

Financial Condition

Recapitalization. As previously disclosed, in June, 1993 Forum Group consummated a substantial recapitalization pursuant to a series of agreements and modifications thereto with a group of investors. As a result of the FGI Recapitalization, including the Investors' Tender Offer, the Investors acquired approximately 71.7% of the outstanding Common Shares. The principal components of the FGI Recapitalization included (i) the issuance and sale by Forum Group on February 1, 1993 of 25,000 shares of preferred stock (which ultimately were exchanged for 2,500,000 newly-issued Common Shares on June 14, 1993) for an aggregate purchase price of $5,000,000, (ii) the issuance and sale by Forum Group on June 14, 1993, of 7,098,200 newly-issued Common Shares, together with warrants exercisable to purchase at a nominal price an aggregate of 1.1555 Common Shares for each Common Share reserved in accordance with Forum Group's Plan of Reorganization for the payment of disputed general unsecured claims issued on or after June 14, 1993 for an aggregate purchase price of $20,000,000, (iii) the borrowing by Forum Group on June 14, 1993 of $50,000,000 pursuant to a new bank credit facility through a consortium of lenders for which Citicorp USA, Inc. serves as agent, (iv) the issuance and sale by Forum Group on June 14, 1993 of $40,000,000 aggregate principal amount of senior subordinated notes, and (v) the prepayment by Forum Group on June 14, 1993 of all amounts outstanding under the senior secured term loan agreement which had been entered into on April 2, 1992 with a consortium of banks for which Chemical Bank served as agent. Of the 441,071 Reserved Shares as of March 31, 1993, 170,806 were issued prior to June 14, 1993, 4,984 were issued on August 24, 1993 and 265,281 continued to be reserved as of November 4, 1993.

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

Pursuant to the Acquisition Agreement, the Investors commenced the Investors' Tender Offer on July 27, 1993, whereby the Investors offered to purchase Common Shares from shareholders of Forum Group (other than Forum Group and its affiliates) for $3.62 per share. The Investors' Tender Offer expired on August 31, 1993 with 1,345,543 Common Shares having been tendered by shareholders. As a consequence of the Investors' Tender Offer, the Investors' percentage of ownership of outstanding Common Shares was approximately 71.7%.

As a result of the FGI Recapitalization, the Company's long term debt as of September 30, 1993 was as set forth below:

   Forum Group, Inc. (Owned Communities and Corporate Operations):
      Bank Credit Agreement                                    $ 50,000
      Senior Subordinated Notes                                  40,000
      Mortgages and Capitalized Leases                           25,201
      Other                                                       2,767
                                                               --------
       Total Owned Communities and Corporate Operations (1)     117,968

   Consolidated Partnership Communities (2)                      76,679
                                                               --------
       Total                                                   $194,647
                                                               ========

(1) Excludes (i) indebtedness aggregating $4,559,000 of GRP, which may be recourse to Forum Group and (ii) indebtedness aggregating $9,569,000 of Rancho San Antonio Housing Corporation which is non-recourse to Forum Group.

(2) These obligations are non-recourse to Forum Group.

Liquidity And Capital Resources. Following the FGI Recapitalization, Forum Group's principal sources of funds are cash generated from operating activities and asset sales. Forum Group's liquidity requirements relate primarily to the funding of working capital needs, and principal and interest payments on indebtedness (and, for fiscal year 1994, includes substantial expenses associated with the FGI Recapitalization and related transactions described above). At September 30, 1993, Forum Group had cash and cash equivalents of $18,624,000, accounts receivable of $3,212,000 and notes, investments and other receivables of $2,862,000.

Forum Group believes that (i) cash from operations, (ii) cash and cash equivalents, (iii) accounts receivable, and (iv) notes, investments and other receivables, will provide adequate liquidity to meet its foreseeable working capital requirements. On October 21, 1993 Forum Group obtained a commitment (the "Nomura Commitment") from Nomura Asset Capital Corporation ("Nomura") which contemplates that an entity to be formed by Forum Group will borrow between $80 and $95 million. It is contemplated that the proceeds of such borrowing would be used to prepay certain of Forum Group's existing indebtedness, including the $50 million principal balance of the New Term Loan and all or a portion of the $40 million aggregate principal amount of

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the New Senior Subordinated Notes. The transactions contemplated by the Nomura Commitment are subject to a number of conditions, including the execution of definitive documentation acceptable to Nomura and Forum Group and other conditions, and there can be no assurance that such conditions will be satisfied. If the closing of the loan contemplated by the Nomura Commitment does not occur prior to January 31, 1994 the Nomura Commitment will terminate unless mutually extended by Nomura and Forum Group. Forum Group will continue to monitor conditions in the capital markets and Forum Group's then-existing capital structure and requirements and other factors determined to be relevant, may seek to refinance all or a portion of its or its subsidiaries' or affiliates' existing indebtedness and, in addition, may seek to raise equity capital to fund ongoing capital requirements, possible acquisitions of businesses and assets or for other corporate purposes. Any such refinancing of indebtedness or raising of equity capital will depend on various factors, including conditions in the capital markets, Forum Group's and its subsidiaries' and affiliates' respective financial condition, results of operations and future prospects, whether the stated maturity dates of certain indebtedness are extended and other factors that may be relevant in the circumstances. There can be no assurance as to whether any such transaction will be effected or, if so, as to the timing and terms thereof.

In connection with the FGI Recapitalization, Forum Group has paid or reimbursed fees, costs and expenses aggregating approximately $8,474,000 through September 30, 1993, consisting of litigation expenses of approximately $1,239,000, fees and expenses incurred by the Investors of approximately $1,798,000, fees and expenses of the lenders under the New Term Loan of approximately $3,539,000 and various other costs and expenses aggregating approximately $1,898,000. In addition, Forum Group is required under the Acquisition Agreement to reimburse the Investors for all fees, costs and expenses incurred in connection with the Investors' Tender Offer. Those fees, costs and expenses are expected to be approximately $550,000.

Participation in Proposed Recapitalization of FRP. In October 1993 Forum Group entered into the FRP Recapitalization Agreement. Forum Group has a substantial equity investment in FRP, is the parent company of FRP's general partner and has a long-term management contract with FRP.

As part of its proposed recapitalization, FRP has obtained a commitment from a major financial institution to provide FRP up to $50 million of new debt financing. This financing, if completed, together with an equity infusion of approximately $13 million provided to FRP by a Forum Group subsidiary and which was used by FRP to prepay a portion of FRP's bank debt which matures on December 31, 1993 (the "FRP Bank Debt"), is expected to allow FRP to refinance all of its existing indebtedness, including the approximate $9.5 million balance of the FRP Bank Debt. The loan commitment is subject to various conditions, including the completion of due diligence, definitive documentation and other conditions. There can be no assurance that these conditions will be met.

The $13 million of additional equity described above was provided pursuant to the FRP Recapitalization Agreement by a subsidiary of Forum Group through the purchase of 6.5 million Units at a price of $2.00 per Unit. The FRP Recapitalization Agreement provides that FRP will promptly make a public offering whereby unitholders of record as of October 18, 1993 (other than

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forum Group and its affiliates), in order to avoid dilution, will have the right to acquire additional Units at the same price paid by the Forum Group subsidiary. Those rights will not be directly or indirectly transferable. The proceeds of that offering will be used to repurchase Units from the Forum Group subsidiary at the same price paid by such subsidiary.

Immediately following its purchase of the Units described above, Forum Group directly or indirectly owned a total of 8,440,268 Units, increasing its percentage ownership of the total outstanding Units from approximately 22.1% to approximately 55.2%. If all eligible unitholders elect to purchase Units in the offering described above, Forum Group's percentage ownership would return to approximately 22.1%.

Under the FRP Recapitalization Agreement, if the new FRP financing is not completed prior to December 31, 1993, FRP will have the right, subject to certain conditions, to require Forum Group to purchase additional Units to permit FRP to pay the balance of the FRP Bank Debt or, in certain circumstances, to require Forum Group to acquire that debt and extend its maturity.

Forum Group's acquisition of the 6.5 million Units described above was financed in part by proceeds from the sale, on October 6, 1993, of an aggregate 2,976,826 newly-issued Common Shares to Forum Holdings and Apollo for an aggregate purchase price of $11,163,098. It is presently contemplated that Healthcare Resources will purchase an additional 489,840 newly-issued Common Shares for a price per share no less than that paid by Forum Holdings and Apollo.

The agreement under which the 2,976,826 Common Shares were purchased by Forum Holdings and Apollo provided that Forum Group will file and thereafter use its best efforts to make effective a registration statement in connection with an offering pursuant to which Forum Group shareholders of record on October 18, 1993 (other than Forum Holdings, Apollo and, if it also purchases additional Common Shares as described above, Healthcare Resources) will have the right to acquire additional shares at $3.75 per Common Share, the same price paid by Forum Holdings and Apollo. The right to purchase Common Shares in the offering will not be directly or indirectly assignable or transferable.

Immediately following the purchase of 2,976,826 Common Shares by Forum Holdings and Apollo described above, those persons, together with Healthcare Resources, owned a total of 15,727,982 Common Shares, increasing the percentage ownership of the Investors from approximately 71.7% to approximately 75.7%. If all eligible shareholders elect to purchase shares in the offering described above, the percentage ownership of the Investors would return to approximately 71.7%.

Cash Flow. Operating activities for the six months ended September 30, 1993 provided $4,517,000 of cash compared to $11,699,000 of cash used by operating activities during the six months ended September 30, 1992, due principally to the payment of accrued expenses in 1992 and significantly improved operating results in 1993.

                    FORUM GROUP, INC., AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing activities used $676,000 of cash during the six months ended September 30, 1993, compared $33,432,000 of cash provided by investing activities during the six months ended September 30, 1992, due principally to the April, 1992 sale of two retirement communities.

Financing activities provided $8,966,000 of cash during the six months ended September 30, 1993, compared to $13,658,000 of cash used by financing activities during the comparable period of 1992, due principally to the impact of the FGI Recapitalization and the April, 1992 sale of two retirement communities.