Form 10-Q/A
period 1993-12-31
FORUM GROUP INC
filed 1994-03-02
CIK 33939

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


     The undersigned registrant hereby amends the following statements, exhibits or other portions of its Quarterly Report on Forum 10-Q for the quarterly period ended December 31, 1993 as set forth in the pages attached hereto:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Forum Group, Inc.
                                          ---------------------------------

Date:   March 2, 1994                        \s\    Paul A. Shively
     ---------------------                ---------------------------------
                                          Paul A. Shively
                                          Senior Vice President & Treasurer
                                          (Chief Financial Officer)

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


                                                                   PAGE
                                                                   ----
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         3

                    FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              AS OF AND FOR THE THREE AND NINE MONTHS ENDING

                            December 31, 1993


Results Of Operations
- ---------------------
Forum Group operates (i) 10 retirement communities and one nursing home owned directly by Forum Group, or wholly owned subsidiaries of Forum Group, including one community owned by a nonprofit corporation controlled by Forum Group (the "Owned Communities") , (ii) four retirement communities owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), (iii) 11 retirement communities owned by entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), including nine communities owned by FRP, one owned by GRP, and one owned by RSARHC (which was consolidated for financial reporting purposes prior to July 31, 1993) (see Note C to accompanying Condensed Consolidated Financial Statements). The periods in which the financial results of the consolidated components of Rancho San Antonio are included in the financial statements of Forum Group are not comparable. Consequently, Rancho San Antonio is presented separately below in order to present a comparable disclosure of the other entities' financial results.

Certain summary financial information for the Owned Communities, Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below:


                           Nine Months Ended December 31, 1993
                           -----------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- -----------  ----------  ------
     Net
      Operating
      Revenues    $55,291     $ 4,106      $19,343     $   880    $79,620

     Operating
      Expenses     38,542       4,009       12,027       2,872     57,450

     General and
      Administra-
      tive Expense      0           0           (3)      2,473      2,470

     Litigation
      Expense           0           0            0       1,317      1,317

     Depreciation   2,920         878        1,504         539      5,841

     Interest
      Expense       2,103         707        3,145       7,286     13,241

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

                           Nine Months Ended December 31, 1992
                           -----------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- -----------  ----------  ------
     Net
      Operating
      Revenues   $45,586     $ 2,565      $17,067     $   815    $66,033

     Operating
      Expenses    35,129       2,348       11,507       2,916     51,900

     General and
      Administra-
      tive Expense     0           0          120       3,671      3,791

     Litigation
      Expense          0           0            0           0          0

     Depreciation  2,844       2,186        1,481          87      6,598

     Interest
      Expense      1,865       1,637        3,339       6,867     13,708


Owned Communities. Net operating revenues for the three and nine months ended December 31, 1993 increased by $3,318,000 (20%), from $16,240,000 to $19,558,000, and by $9,705,000 (21%), from $45,586,000 to $55,291,000, respectively, as compared to the same periods of the previous year. A change in the estimate of amounts reimbursable to third party payors from prior years resulted in the recognition of $945,000 of operating revenue in the nine month period ended December 31, 1993. The remaining portions of the increases were primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 88% at December 31, 1992 to 93% at December 31, 1993. Operating expenses, including general and administrative expenses and depreciation, for the three and nine months ended December 31, 1993 at the Owned Communities increased by $1,054,000 (8%), from $13,081,000 to $14,135,000, and by $3,489,000 (9%), from $37,973,000 to $41,462,000, respectively, as compared to the same periods of the previous year. The remaining portions of the increases were primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases. Net operating income, comprised of operating revenue less operating expenses (including general and administrative expenses and depreciation), for the three and nine months ended December 31, 1993 at the Owned Communities increased by $2,264,000, from $3,159,000 to $5,423,000, and by $6,216,000, from
$7,613,000 to $13,829,000, respectively, as compared to the same periods of the previous year. Exclusive of the impact of the change in estimate of reimbursable amounts discussed above, these increases constitute 68% and 60%, respectively, of the increases in net operating revenues for the three and nine month periods, which are indicative of the degree of incremental operating income that results from increased occupancy.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Rancho San Antonio. Due to the change in financial statement presentation discussed above in Note C to the Condensed Consolidated Financial Statements, the financial results of Rancho San Antonio are not comparable between fiscal periods. Therefore, no discussion of comparative variances regarding the consolidated portions of Rancho San Antonio is presented. Net operating revenues for the consolidated components of Rancho San Antonio for the three and nine months ended December 31, 1993 increased by $404,000, from $954,000 to $1,358,000, and by $1,541,000, from $2,565,000 to $4,106,000, respectively, as compared to the same periods of the previous year. Occupancy of the consolidated components of Rancho San Antonio increased from 49% at December 31, 1992 to 91% at December 31, 1993. Operating expenses, including general and administrative expenses and depreciation, for the consolidated components of Rancho San Antonio for the three and nine month periods decreased by $1,119,000, from $2,112,000 to $993,000, and increased by $353,000, from
$4,534,000 to $4,887,000, respectively, as compared to the same periods of the previous year. Net operating income, comprised of operating revenue less operating expenses (including general and administrative expenses and depreciation), for the consolidated components of Rancho San Antonio for the three month period ended December 31, 1993 increased by $1,523,000, from a loss of $1,158,000 to income of $365,000, as compared to the same period of the previous year. Net operating losses, comprised of operating revenue and operating expenses (including general and administrative expenses and depreciation), for the consolidated components of Rancho San Antonio for the nine month period ended December 31, 1993 decreased by $1,188,000, from $1,969,000 to $781,000, as compared to the same period of the previous year.

Consolidated Partnership Communities. Net operating revenues for the three and nine months ended December 31, 1993 increased by $760,000 (13%), from $5,960,000 to $6,720,000, and by $2,276,000 (13%), from
$17,067,000 to $19,343,000, respectively, as compared to the same periods of the previous year. A change in the estimate of amounts reimbursable to third party payors from prior years resulted in the recognition of $142,000 of operating revenue in September, 1993. The remaining portions of the increases were primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services, and increases in residency fees and charges. Combined occupancy increased from 86% at December 31, 1992 to 90% at December 31, 1993. Operating expenses, including general and administrative expenses and depreciation, for the Consolidated Partnership Communities for the three and nine months ended December 31, 1993 increased by $74,000 (2%), from $4,433,000 to $4,507,000, and by $420,000 (3%), from $13,108,000 to $13,528,000, respectively, as compared to the same periods of the previous year. The remaining portions of the increases were primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and to normal inflationary increases. Net Operating Income, comprised of operating revenue less operating expenses (including general and administrative expenses and depreciation), for the Consolidated Partnership Communities for the three and nine months ended December 31, 1993 increased by $686,000, from $1,527,000 to $2,213,000, and by
$1,856,000, from $3,959,000 to $5,815,000, respectively, as compared to the same periods of the previous year. Exclusive of the impact of the change in estimate of reimbursable amounts discussed above, these

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

increases constitute 90% and 80% of the increases in net operating revenues for the three and nine months ended December 31, 1993, which are indicative of the degree of incremental profits that result from increased occupancy.

Corporate Operations. Revenues for the three and nine months ended December 31, 1993 decreased $72,000, from $291,000 to $219,000, and increased $65,000, from $815,000 to $880,000, respectively, compared to the same periods of the previous year. Revenues are comprised of management fees from GRP and RSARHC, a change in the estimate of amounts reimbursable to third party payors from prior years for sold operations, and rental income from certain residential units of Rancho San Antonio. Operating expenses, including general and administrative expenses and depreciation, for the three and nine months ended December 31, 1993 increased by $140,000 and decreased by $790,000, respectively, as compared to the same periods of the previous year. These changes reflect reductions in the headquarters staff and certain allocations of revenues and expenses related to Rancho San Antonio. Corporate Operations includes the unallocated interest expense of corporate debt.

Unconsolidated Communities. Forum Group's equity in the earnings of FRP, which is reflected as other revenues, improved from losses of $51,000 and $515,000 for the three and nine months ended December 31, 1992, respectively, to revenue of $582,000 and $638,000 for the three and nine months ended December 31, 1993, respectively. These increases primarily reflect improved occupancy at the nine retirement communities owned by FRP and managed by Forum Group. In December, 1993 FRP completed the refinancing of its long-term debt and, as a result, recognized an extraordinary charge of $2,917,000 for early extinguishment of debt. Forum Group's share of this charge is presented as an extraordinary charge in the accompanying condensed consolidated statement of operations. Forum Group's equity in the earnings of GRP, which is also reported as other revenues, increased from $98,000 and $215,000 for the three and nine months ended December 31, 1992, respectively, to $88,000 and $232,000 for the three and nine months ended December 31, 1993, respectively. Forum Group's equity in the losses of the unconsolidated component of Rancho San Antonio for the three and nine months ended December 31, 1993 was $511,000 and $785,000, respectively.

Consolidated General and Administrative Expenses. For the three and nine months ended December 31, 1993, consolidated general and administrative expenses decreased by $742,000, from $1,474,000 to $732,000, and by $1,321,000, from $3,791,000 to $2,470,000, respectively, compared to the comparable periods in fiscal 1993. These decreases are primarily attributable to decreases in salaries and wages of $384,000 and $935,000, respectively, due to reductions in the headquarters staff. Those decreases were partially offset by increases, in the amounts of $328,000 and $513,000, respectively, in Forum Group's directors' fees relating to periods prior to, and expenses related to, the FGI Recapitalization.

Litigation Expenses. During the three and nine months ended December 31, 1993, expenses of $55,000 and $1,317,000, respectively, were incurred in conjunction with certain litigation related to the FGI Recapitalization.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Depreciation. For the three and nine months ended December 31, 1993, consolidated depreciation expense decreased by $610,000 and by $757,000, respectively, compared to the comparable periods in fiscal 1993. The changes reflect the opening of the healthcare facility at Rancho San Antonio, additional fixed asset additions over the past twelve months and increases in other intangible assets.

Interest Expense. Interest expense attributable to the Owned Communities and Corporate Operations increased by $196,000, from $3,021,000 to $3,217,000, and by $657,000, from $8,732,000 to $9,389,000, during the three and nine months ended December 31, 1993, respectively. These changes are primarily attributable to changes in average borrowing costs.

Minority Interests. The decrease of $378,000 (28%) in the minority interests' elimination for the nine months ended December 31, 1993 compared to the same period of the prior fiscal year, resulted from (i) a decrease of $589,000 due to improved operating results, offset by (ii) an increase of $211,000 due to an increase in minority ownership of RSARHC (see Note B of the Notes to Condensed Consolidated Financial Statements).

Extraordinary Charge. During the three and nine months ended December 31, 1993 an extraordinary charge of $1,360,000 was recorded to reflect Forum Group's share of FRP's extraordinary charge on the early extinguishment of its debt. Additionally, during the nine months ended December 31, 1993, expenses of $412,000 related to the early extinguishment of debt in conjunction with the FGI Recapitalizaiton were recorded.

Net Income/Loss Per Share. The three and nine months ended December 31, 1993 produced net income of $272,000 ($0.01 per Common Share) and net loss of $483,000 ($0.03 per Common Share), respectively, compared to net losses of $1,815,000 ($0.24 per Common Share) and $7,081,000 ($0.95 per
Common Share) for the three and nine months ended December 31, 1992. The current nine month period was adversely affected by $1,317,000 ($0.08 per Common Share) of expenses related to certain litigation related to the FGI Recapitalization and extraordinary charges totalling $1,772,000 ($0.11 per Common Share) related to the early extinguishment of Forum Group's and FRP's debt.

All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

Financial Condition
- -------------------
Recapitalization. In June, 1993 Forum Group consummated the FGI Recapitalization. As a result of the FGI Recapitalization, including the Investors' Tender Offer, the Investors acquired approximately 71.7% of the outstanding Common Shares. On February 1, 1994 the New Term Loan and $30,000,000 aggregate principal amount of the New Senior Subordinated Notes were retired with the proceeds of the Refinancing Loan. For a discussion of the FGI Recapitalization and the Refinancing Loan, see Note B of the Notes to Condensed Consolidated Financial Statements.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

As a result of the FGI Recapitalization, Forum Group's long term debt as of December 31, 1993 was as set forth below (in thousands):

   Forum Group, Inc. (Owned Communities and Corporate Operations):
      Citibank Term Loan                                       $ 49,000
      Senior Subordinated Notes                                  40,000
      Mortgages and Capitalized Leases                           23,378
      Other                                                       3,158
                                                               --------
       Total Owned Communities and Corporate Operations (1)     115,536

   Consolidated Partnership Communities (2)                      76,381
                                                               --------
       Total                                                   $191,917
                                                               ========

(1) Excludes (i) indebtedness aggregating $4,535,000 of GRP, $569,000 of which is recourse to Forum Group and (ii) indebtedness aggregating $9,645,000 of RSARHC which is non-recourse to Forum Group.

(2) These obligations are non-recourse to Forum Group.

Liquidity And Capital Resources. Following the FGI Recapitalization, Forum Group's principal sources of funds are cash generated from operating activities and asset sales. Forum Group's liquidity requirements relate primarily to the funding of working capital needs, and principal and interest payments on indebtedness (and, for the current fiscal year, included approximately $5.9 million of expenses associated with the FGI Recapitalization and $1.3 million of litigation expenses relating to the FGI Recapitalization and will include additional expenses relating to the Refinancing Loan presently estimated at approximately $10.7 million). At December 31, 1993, Forum Group had cash and cash equivalents of $14,334,000, accounts receivable of $4,587,000 and notes, investments and other receivables of $4,830,000.

Forum Group believes that (i) cash from operations, (ii) cash and cash equivalents, (iii) accounts receivable, and (iv) notes, investments and other receivables, will provide adequate liquidity to meet its foreseeable working capital requirements.

The term of Forum Group's prior bank debt required that a substantial portion of excess cash flow be applied by Forum Group to reduce indebtedness thereunder whereas the terms of the Refinancing Loan do not require such prepayments and have an amortization period of 25 years (but with a stated maturity of February 1, 2001). As a result, Forum Group may use any excess cash flow to pursue its growth strategy. In addition, the Refinancing Loan is generally on terms more favorable than the terms applicable under Forum Group's prior long-term debt. The Refinancing Loan also includes an option that, subject to certain conditions, enables Forum Group to increase the amount of borrowings if the operating cash flows from the assets pledged to secure the Refinancing Loan continue to improve during the 24-month period ending February 1, 1996, in which event the increased borrowing proceeds could be used to fund Forum Group's growth through acquisitions of additional properties, to expand or upgrade Forum Group's existing RCs or for other corporate purposes.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

In addition, the Refinancing Loan permits Forum Group to convert the initial floating interest rate structure (generally 4.1% over the LIBOR, which at the closing of the Refinancing Loan was 3.125%, plus servicing costs, presently estimated to be 0.2% per year) under the Refinancing Loan to a fixed interest rate structure.

Forum Group intends to seek to grow through the acquisition of additional properties and other assets. In connection with the FGI Recapitalization, the Investors stated their intention to make up to $30 million of additional equity capital available to Forum Group for this purpose. Although the Investors already invested an additional $13 million in Forum Group since the completion of the FGI Recapitalization, such amount was contributed to the capital of FRP and used by FRP to pay bank debt. Any additional equity investment by the Investors would be subject to the negotiation of mutually acceptable terms. Accordingly, there can be no assurance that any such additional investment will be made or as to the timing and terms thereof. Forum Group has also entered into a commitment letter agreement (the "Acquisition Commitment") with Nomura Asset Capital Corporation ("Nomura") providing for up to $100 million in new debt financing (the "Acquisition Loan"), the proceeds of which would be used, together with equity to be provided by Forum Group, to fund the purchase price for acquisitions of skilled nursing home, assisted living and other senior housing properties. Under the acquisition facility, Nomura would advance $2.00 of debt financing for each $1.00 of equity capital invested by Forum Group, which equity is presently expected to be obtained from future offering of additional Common Shares to shareholders (including the Investors), cash from operations (including cash from sales of units in existing RCs, primarily Rancho San Antonio), or a combination of the foregoing. During the 24-month period in which amounts could be drawn to finance acquisitions under the Acquisition Loan, Forum Group would have the right, subject to the satisfaction of certain conditions, to convert the indebtedness thereunder to seven-year debt under either a fixed or floating interest rate structure. During such period, Forum Group could also repay such indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Forum Group would have an option that would permit it to increase the borrowings against the properties acquired if, at the end of 24 months after the initial closing of the Acquisition Loan, the debt service coverage computed on a trailing 12-month basis exceeded certain thresholds, in which event the increased borrowings, like any increased borrowings under the Refinancing Loan, could be used to fund Forum Group's growth or for other corporate purposes.

There can be no assurance that any acquisitions will be completed or, if so, as to the timing or terms thereof. The Acquisition Commitment is subject to the negotiation of definitive documentation and certain conditions. Moreover, Nomura's obligation to provide financing under the acquisition facility, if completed, will be subject to a number of conditions, and there can be no assurance that such conditions will be satisfied.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Participation in Recapitalization of FRP. In October 1993 Forum Group entered into the FRP Recapitalization Agreement. Forum Group has a substantial equity investment in FRP, is the parent company of FRP's general partner and has a long-term management contract with FRP. For a discussion of FRP's recapitalization, see Note B of the Notes to Condensed Consolidate Financial Statements.

Cash Flow. Operating activities for the nine months ended December 31, 1993 provided $2,850,000 of cash compared to $4,952,000 of cash used by operating activities during the nine months ended December 31, 1992, due principally to significantly improved operating results in 1993.

Investing activities used $14,487,000 of cash during the nine months ended December 31, 1993, compared $27,226,000 of cash provided by investing activities during the nine months ended December 31, 1992, due principally to Forum Group's participation in the FRP Refinancing and the April, 1992 sale of two retirement communities.

Financing activities provided $20,154,000 of cash during the nine months ended December 31, 1993, compared to $23,614,000 of cash used by financing activities during the comparable period of 1992, due principally to the impact of the FGI Recapitalization and the April, 1992 sale of two retirement communities.