Form 10-K/A
period 1994-03-31
FORUM GROUP INC
filed 1994-07-29
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                   --------------------------------

                             FORM 10-K/A-1

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Fiscal Year Ended          Commission File Number
            March 31, 1994                        0-6350

                           Forum Group, Inc.
                   8900 Keystone Crossing, Suite 200
                         Post Office Box 40498
                  Indianapolis, Indiana   46240-0498
                      Telephone:  (317) 846-0700

Incorporated in Indiana                           I.R.S. No. 61-0703072

                   ---------------------------------

      Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, without par value


      Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act, including subsequent to the distribution of securities under its plan of reorganization, during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.

      There were 22,500,109 shares of the Registrant's Common Stock outstanding as of May 31, 1994. The aggregate market value of the shares of such Common Stock held by nonaffiliates of the Registrant, based upon the last sale price as reported on the NASDAQ on May 31,
1994, was approximately $46,331,000. Including shares held by the Registrant's principal stockholders, such aggregate value was approximately $165,938,000.

      There  are 82 pages in this Report.  The financial statement  and
exhibit     indexes    are    located    at    pp.     68     -     72.

                             PART I
                             ------

     Item 1.   Business.
     ------    --------
General

      Forum Group, Inc., an Indiana corporation ("Forum Group"), provides senior housing, healthcare and associated convenience services  in  11  states  through  the  operation  of  22  rental retirement communities ("RCs") and three RCs predominantly offering continuing care (i.e., independent living arrangements with on-site healthcare services provided at charges lower than those paid by nonresidents). Forum Group operates (i) ten RCs owned or leased indirectly by Forum Group, including one community owned by a nonprofit Arizona corporation (the "Owned Communities"), and one nursing facility owned by Forum Group (the "Nursing Facility"), (ii) four RCs owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), (iii) 11 RCs owned by entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), including nine communities owned by Forum Retirement Partners, L.P., ("Forum Partners"), a publicly traded limited partnership of which Forum Group owns, as of May 31, 1994, 42.2% of the outstanding limited partnership interests and for which Forum Retirement, Inc. ("Forum Retirement"), a wholly owned subsidiary of Forum Group, acts as general partner, one owned by Greenville Retirement Community, L.P. ("GRP"), a limited partnership which is 50% owned by Forum Group, and one owned by a nonprofit California corporation.

      Forum Group was incorporated under the laws of Kentucky on November 13, 1969, and adopted its present name and changed its corporate domicile to Indiana on September 8, 1981. Unless the context otherwise requires, "Forum Group" refers to Forum Group, Inc., and its predecessors and subsidiaries.

Recent History

      Reorganization Proceedings. On February 19, 1991, Forum Group and 12 of its affiliates (collectively, the "Forum Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis Division (the "Bankruptcy Court"). On April 2, 1992 (the "Effective Date") the Bankruptcy Court entered an order confirming the Forum Debtors' amended plan of reorganization (the "Reorganization Plan"). The Reorganization Plan generally provided for (i) the cancellation of the 32,548,108 pre-reorganization shares of common stock of Forum Group ("Preconfirmation Common Shares"), (ii) the issuance of 10,000,000 new common shares of reorganized Forum Group ("Common Shares"), (iii) the Forum Debtors' secured creditors to be paid in full, (iv) the Forum Debtors' unsecured creditors to receive approximately 93% of the Common Shares, and (v) Forum Group's prereorganization shareholders to receive approximately 7% of the Common Shares and contemplated the sale and refinancing of assets to provide working capital and pay down debt. The Bankruptcy Court also authorized and approved a modification to the Reorganization Plan pursuant to which Forum Group cancelled all but 441,071 Common Shares which had been reserved for the payment of disputed general unsecured claims ("Reserved Common Shares") but remained unissued. As of May 31, 1994, 265,281 Reserved Common Shares continue to be reserved.

      The 1993 Recapitalization and Related Events. In June 1993, Forum Group consummated a recapitalization (the "1993 Recapitalization") pursuant to a series of agreements (collectively, the "Acquisition Agreement") with a group of investors comprised of Apollo FG Partners, L.P. ("AFG"), Forum Holdings, L.P. ("Forum Holdings"), Healthcare Resources I, L.P. ("Healthcare Resources"), and certain of their affiliates (AFG, Forum Holdings, and Healthcare Resources, collectively with their affiliates, are hereinafter referred to as the "FGI Investors"). As a result of the 1993 Recapitalization, including the tender offer described below, the FGI Investors acquired approximately 71.7% of the outstanding Common Shares. The principal components of the FGI Recapitalization included (i) the issuance and sale by Forum Group to Forum Holdings on February 1, 1993 of 25,000 shares of preferred stock for an aggregate purchase price of $5.0 million and the subsequent exchange of such shares of preferred stock on June 14, 1993 for 2,500,000 newly issued Common Shares,
(ii) the issuance and sale by Forum Group to the FGI Investors on June 14, 1993 of 7,098,200 Common Shares, together with warrants (the "Investor Warrants") exercisable to purchase at a nominal price an aggregate of 1.1555 Common Shares for each Reserved Common Share issued on or after June 14, 1993, for an aggregate purchase price of $20.0 million, (iii) the borrowing by Forum Group on June 14, 1993 of $50.0 million pursuant to a new bank credit facility through a consortium of lenders for which Citicorp USA, Inc. served as agent (the "Citibank Term Loan") and, in connection therewith, the issuance by Forum Group to Citicorp USA, Inc. (the "Warrant Holder") of warrants, exercisable on or before June 11, 1999, to purchase 550,205 Common Shares at an initial purchase price equal to $2.86 per
Common Share, subject to specified annual increases and other adjustments, the purchase price being $3.37 per Common Share as of June 11, 1994, (iv) the issuance and sale by Forum Group to certain affiliates of AFG and the limited partners of Forum Holdings on June 14, 1993 of $40.0 million aggregate principal amount of senior subordinated notes (the "Senior Subordinated Notes"), and (v) the prepayment by Forum Group on June 14, 1993 of all amounts outstanding under the senior secured term loan agreement which had been entered into on April 2, 1992 with a consortium of banks for which Chemical Bank served as agent.

      Pursuant to the Acquisition Agreement, the FGI Investors commenced a tender offer on July 27, 1993 whereby the FGI Investors offered to purchase any and all outstanding Common Shares for $3.62 per share (the "Liquidity Transaction"). Pursuant to the Liquidity Transaction, which expired on August 31, 1993, the FGI Investors purchased an additional 1,345,543 Common Shares, including 513,993 Common Shares which were tendered by Forum Retirement.

      On February 1, 1994, the Citibank Term Loan and $30,000,000 aggregate principal amount of the Senior Subordinated Notes were retired using the proceeds of a $93.3 million term loan (the "Nomura Term Loan") from Nomura Asset Capital Corporation ("Nomura") (see Note 5 to Consolidated Financial Statements). See Item 13, "Certain Relationships and Related Transactions" for additional discussion of the prepayment of the $30,000,000 aggregate principal amount of Senior Subordinated Notes.

     Forum Partners' Recapitalization. On October 6, 1993, Forum Partners and Forum Group entered into an agreement (the "FRP Recapitalization Agreement") providing for the recapitalization of Forum Partners (the "FRP Recapitalization"). In addition to being the parent company of Forum Partner's general partner, Forum Group has a long-term management contract with Forum Partners, and prior to the FRP Recapitalization, had a substantial equity interest in Forum Partners. Pursuant to the Recapitalization Agreement, a subsidiary of Forum Group provided additional equity capital to Forum Partners through the purchase of 6,500,000 newly issued units of limited partners' interests ("Units") from Forum Partners for an aggregate purchase price of $13.0 million, or $2.00 per Unit. As a result of the purchase of the 6,500,000 Units, Forum Group increased, on an interim basis, its aggregate beneficial ownership of Units to 8,440,268 Units, or approximately 55.2% of the total number of Units outstanding. In accordance with the terms of the FRP Recapitalization Agreement, on January 10, 1994 Forum Partners commenced a subscription offering (the "FRP Subscription Offering") giving holders of Units of record as of October 18, 1993 (other than Forum Group and its affiliates) the opportunity to purchase additional Units at $2.00 per unit, the same price paid by Forum Group's subsidiary, and thereby avoid dilution as the result of the issuance of the 6,500,000 Units to that subsidiary. The proceeds of the FRP Subscription Offering, which expired on February 25, 1994, were used by Forum Partners to repurchase 1,994,189 Units from Forum Group at $2.00 per unit, the same price paid by Forum Group's subsidiary under the FRP Recapitalization Agreement. The acquisition by Forum Group's subsidiary of the 6,500,000 Units of Forum Partners was financed by proceeds from the sale of 3,466,666 additional Common Shares to the FGI Investors for an aggregate purchase price of approximately $13.0 million or $3.75 per share. As a result of the purchase of 3,466,666 additional Common Shares by the FGI Investors, the FGI Investors increased their aggregate beneficial ownership from 12,757,016 Common Shares (including 5,760 shares purchasable upon exercise of the Investor Warrants), or 71.7% of the shares outstanding prior thereto, to 16,223,682 Common Shares (including 5,760 shares purchasable upon exercise of the Investor Warrants), or approximately 76.3% of the total number of shares outstanding. Pursuant to the agreements under which the FGI Investors purchased the 3,466,666 Common Shares, on March 10,

1994 Forum Group commenced a subscription offering (the "Forum Subscription Offering") giving shareholders of record as of October 18, 1993 (other than the FGI Investors) ("Eligible Shareholders") the opportunity to purchase additional Common Shares at a purchase price of $3.75 per share, the same price paid by the FGI Investors, and thereby avoid the potential dilution which might occur as a result of the issuance of the
3,466,666 Common Shares to the FGI Investors. Pursuant to the Forum Subscription Offering, which expired on April 11, 1994, Eligible Shareholders purchased 1,238,484 newly issued Common Shares. In addition, in connection with the Forum Subscription Offering, the Warrant Holder purchased 149,607 warrants at a purchase price of $3.75 per warrant, each such warrant representing a right to purchase one Common Share, upon payment of an exercise price of $0.01, on or before June 11, 1999. As of July 25, 1994, the FGI Investors owned 73.0% of the outstanding Common Shares. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Business and Properties

      Forum Group presently owns (directly or indirectly) or leases or manages the following RCs:


                                                     Number of Units
                         Number of RCs                 and/or Beds
                   ---------------------------   ---------------------------
                   Owned  Leased Managed Total   Owned Leased Managed Total
                   -----  ------ ------- -----   ----- ------ ------- -----
Rental Retirement
   Communities        7      1      14     22    1,850   211   2,616  4,677
Continuing Care
   Retirement
   Communities        1     -0-      2      3      274    -0-    667    941
                    ----  ------ ------- -----   ----- ------ ------- -----
                      8      1      16     25    2,124   211   3,283  5,618
                    ====   ====    ====   ====   =====  =====  =====  =====


      For each of Forum Group's last three fiscal years, the percentage of total revenues contributed by both of the foregoing classes of RCs was as follows:

                                Year  ended  March 31,
                                ----------------------
                               1994      1993      1992
                               ----      ----      ----
Rental Retirement
  Communities                   77%       80%       85%
Continuing Care Retirement
  Communities                   20%       17%       12%

      The balance of the total revenues received by Forum Group originated from the Nursing Facility, which is located in Delaware and which contributed three percent of such revenues in each of the above-referenced years.

     The overall average occupancy rate for the Owned Communities for the fiscal year ended March 31, 1994, was approximately 91.6%. The degree of utilization of each facility is dependent on many factors. Occupancy rates may be adversely affected by the opening of newly developed facilities and the expansion or renovation of existing facilities.

      Rental Retirement Communities. Forum Group operates 22 RCs which feature leases as the predominant mode of residency. These rental RCs consist of (i) seven RCs owned indirectly by Forum Group, located in Arizona (two), Florida, Kansas, Kentucky, Ohio and Texas (two), (ii) one rental RC leased by Forum Group and located in Kentucky, and (iii) 14 rental RCs managed by Forum

Group  and located in California (two), Delaware (six),  Florida,
Indiana, New Mexico, South Carolina and Texas (two).

      Except as described below, each Forum Group rental RC contains an independent living component and a nursing component; and certain Forum Group rental RCs also include an assisted living component. One Forum Group rental RC consists of an assisted living component and a nursing component, and does not contain an independent living component. Another Forum Group rental RC consists of an independent living component and an assisted living component, and does not contain a nursing component, but is adjacent to and enjoys the benefits of a Forum Group rental RC which contains a nursing component.

      The independent living component (if any) of each Forum Group rental RC contains a variety of accommodations, together with amenities such as dining facilities, lounges and game and craft rooms. All residents of the independent living components are provided security, meals and housekeeping and linen service. Emergency healthcare service is available twenty-four hours a day from an on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of Forum Group rental RCs consist of apartments, villas and, in the case of two RCs, condominiums. Rental RC independent living first person residency fees presently range from $850 to $5,920 per month, depending on the size of accommodations. Each rental RC apartment and villa resident enters into a residency agreement that may be terminated by the resident on short notice, and each rental RC condominium resident enters into a residency agreement coterminous with his or her ownership. Although there can be no assurance that available apartments and villas will be reoccupied, as apartment and villa residency agreements expire or are terminated, since 1988 80-90% of the residents of the apartments and villas historically have renewed their residency agreements from year to year. All residents of the independent living components of Forum Group rental RCs are given priority in the assisted living (if any) and nursing components should the need therefor arise.

     The nursing component (if any) of each Forum Group rental RC provides residents a full range of nursing care. Residents have private or semiprivate rooms, and share communal dining and social facilities. In most instances, each resident of the independent living component of a Forum Group rental RC is entitled to care in the assisted living (if any) or nursing component at no extra charge for up to a specified number of days annually or an aggregate of a specified number of days during the resident's lifetime. After utilizing this accrued time, the resident pays for both independent living occupancy, and assisted living or nursing care, until cancelling one or the other. The charge  for a semi-private nursing bed presently ranges from  $75 to $125 per day.

      The assisted living component (if any) of each Forum Group rental RC provides residents a semistructured environment that encourages independent living. Residents have private or semiprivate suites, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living and emergency care. The charge for a private assisted living suite presently ranges from $53 to $128 per day.

       Forum   Group  rental  RCs  provide  ancillary  healthcare
services, including the operation of an adult day care center on the premises of one RC.

     Continuing Care Retirement Communities. Forum Group owns one continuing care RC, namely The Forum at Brookside ("Forum/ Brookside"), in Louisville, Kentucky; and manages two continuing care RCs, namely The Forum - Pueblo Norte ("Forum/Pueblo Norte"), in Scottsdale, Arizona, and The Forum at Rancho San Antonio ("Forum/Rancho San Antonio") in Cupertino, California. Forum/Brookside and Forum/Pueblo Norte were acquired by their respective owners from other developers subsequent to commencement of operations; Forum/Rancho San Antonio was developed by Forum Lifecare, Inc. ("Forum Lifecare"), a wholly-owned subsidiary corporation of Forum Group.

      The Forum at Overland Park ("Forum/Overland Park) in Overland Park, Kansas, an RC owned by Forum Group, is approved under applicable state law to provide continuing care. In addition to rental residency agreements, residents of Forum/Overland Park may choose to enter into agreements providing for "front-end" payments which, upon termination, are refunded in whole or in part depending upon the refund option selected by the resident. Myrtle Beach Manor in Myrtle Beach, South Carolina, an RC managed by Forum Group, is also approved under applicable state law to provide continuing care. However, the predominant mode of residency at each of Forum/Overland Park and Myrtle Beach Manor is rental residency agreements. These RCs are therefore considered rental RCs.

      Each Forum Group continuing care RC contains an independent living component and a nursing component; and Forum/Brookside and Forum/Rancho San Antonio also include an assisted living component. The accommodations and services provided in the various components of Forum Group continuing care RCs are substantially the same as those provided in the various components of Forum Group rental RCs.

      Forum Group continuing care RCs differ from Forum Group rental RCs in the method(s) of payment by current and former independent living residents. At Forum Group rental RCs, independent living residents generally make no "front-end" payment and only pay monthly residency fees. At Forum Group continuing care RCs, independent living residents generally make substantial "front-end" payments and pay monthly residency (and, in the case of two continuing care RCs, healthcare) fees that are substantially less than monthly residency fees for comparable accommodations at Forum Group rental RCs. In addition, independent living residents of Forum Group continuing care RCs who transfer to the assisted living (if any) or nursing component generally pay healthcare fees which are substantially less than those paid by independent living residents of Forum Group rental RCs who so transfer.

      Forum/Pueblo Norte is owned by Pueblo Norte Cooperative Housing Corporation ("PNCHC") and Forum/Rancho San Antonio is owned by Rancho San Antonio Retirement Housing Corporation ("RSARHC"). PNCHC and RSARHC are nonprofit cooperative housing
corporations.   Although each was initially  sponsored  by  Forum
Lifecare, neither of these cooperative housing corporations is owned, directly or indirectly, by Forum Group. At those RCs, the "front-end" payment takes the form of the purchase price of a
membership   in   the  cooperative  housing  corporation.    Each
membership is allocated to an independent living unit in the RC, and the purchase of a membership entitles the purchaser to a long-
term  proprietary  lease  of  the  unit.   Upon  resale  of   the
membership,  the  resident  (or  his  or  her  estate)  and   the
cooperative housing corporation share equally any excess  of  the
sale proceeds over the resident's membership purchase price.   At
Forum/Pueblo Norte, independent living residents may elect to purchase memberships subject to an option in favor of Forum
Lifecare to repurchase upon cessation of occupancy at a price which reduces to zero over six or 60 months. The assisted living (if any) and nursing components of each of Forum/Pueblo Norte and Forum/Rancho San Antonio are leased to a separate nonprofit corporation, the sole member of which is Forum Lifecare, and each member/independent living resident is required to enter into a
healthcare  agreement  with  that  lessee.   Membership  purchase
prices   at  Forum/Pueblo  Norte  and  Forum/Rancho  San  Antonio
presently range from $43,775 to $210,895, and $262,100 to $630,000, respectively; first person monthly residency fees at those RCs for independent living residents purchasing memberships presently range from $942 to $1,437, and $1,057 to $2,382, respectively; and first person monthly healthcare fees at those RCs for members presently range from $-0- to $230, respectively.

      At Forum/Brookside, the "front-end" payment takes the form of an interest-free loan to the owner of the RC, which may or may not be repaid in whole or in part (depending upon the refund option selected by the resident) from the proceeds of the next "front-end" payment in respect of the subject unit. Required interest-free loans at Forum/Brookside presently range from $24,000 to $144,800; and first person monthly residency fees at that RC for independent living residents making interest-free loans presently range from $814 to $1,430.

      At each of Forum/Brookside and Forum/Pueblo Norte, certain independent living residents are parties to residency agreements with the previous sponsors which were assumed by the current owners. Under those agreements, the "front-end" payments took the form of an entrance fee which is 100% (in the case of Forum/Brookside) or 90% (in the case of Forum/Pueblo Norte), as the case may be, refundable to the resident (or his or her estate) from the next entrance fee paid in respect of the subject unit. Refundable entrance fees at Forum/Brookside and Forum/Pueblo Norte ranged from $56,610 to $136,350; and first person monthly residency fees at those RCs for independent living residents paying refundable entrance fees presently range from $494 to $1,119, and $1,025 to $1,820, respectively.

      At Forum/Brookside and Forum/Pueblo Norte, independent living residents are also offered the alternative of a rental residency agreement. First person rental residency fees at Forum Brookside, Forum/Pueblo Norte and Forum/Rancho San Antonio presently range from $1,275 to $2,625, and $1,038 to $2,490, respectively.

Mortgages

      Each facility owned directly or indirectly by Forum Group, other than The Lafayette at Country Place/Lexington Country Place, Forum/Knightsbridge, and the Nursing Facility, is subject to a first mortgage lien securing borrowings under the Nomura Term Loan. As of May 31, 1994, the outstanding principal amount under the Nomura Term Loan is $92,998,000 million, which currently bears interest at a variable rate equal to 4.1% over one-month LIBOR (subject, however, to cap of 8.725%), which was 7.619% as of May 31, 1994 (plus servicing costs presently estimated to be 0.2% per year). The Nomura Term Loan matures on February 1, 2001. The mortgages are recorded and are cross-defaulted and cross-collateralized. Certain of Forum Group's other assets have also been pledged or otherwise encumbered as security under the Nomura Term Loan.

      Forum/Knightsbridge is subject to a first mortgage securing a loan made by Teachers Insurance and Annuity Association of America (the "Teachers' Loan"). As of May 31, 1994, the current outstanding principal amount of the Teachers' Loan was $14,538,000, and the Teachers' Loan bears interest at the rate of 10-1/2% per annum. Principal and interest on the Teachers' Loan are payable in varying monthly installments through and including December 1, 1997, and a "balloon" payment of $13.5 million is payable on December 31, 1997. The Teachers' Loan may not be prepaid prior to January 1, 1996; thereafter, prepayment may be made without premium or penalty.

Depreciation

     The aggregate net federal tax basis of the Owned Communities and the Nursing Facility as of the fiscal year ended March 31, 1994, was $134,931,000 for real property and $6,469,000 for personal property.

Real Estate Taxes

      The average real estate tax rate for calendar year 1993 for the Owned Communities and the Nursing Facility was approximately two percent, and the aggregate assessed real estate tax value for such facilities for the same period was $85,698,000.

Sources of Payment

      The independent and assisted living components (if any) of Forum Group RCs receive direct payment for resident occupancy solely on a private pay basis. Forum Group nursing facilities (including the nursing components, if any, of Forum Group RCs) receive payment for resident care directly on a private pay basis, including payment from private health insurance, and from governmental reimbursement programs such as the federal Medicare program for certain elderly and disabled residents, and state Medicaid programs for certain indigent residents. The following table indicates the approximate percentages of operating revenues for each of the last five fiscal years derived by the facilities owned or leased by Forum Group from private sources, Medicare and Medicaid, and other sources:
                                  7

                                       Year ended March 31,
                                       --------------------

                               1994    1993    1992     1991     1990
                               ----    ----    ----     ----     ----

   Private                     83.6%   86.5%   94.7%    90.0%    66.1%
   Medicare and Medicaid       16.3    13.4     5.0     10.0     28.2
   Other                        0.1     0.1     0.3      -0-      5.7
                              ------  ------  ------   ------   ------
                              100.0%  100.0%  100.0%   100.0%   100.0%
                              ======  ======  ======   ======   ======

      Forum Group makes substantial efforts to attract patients whose care is paid for by private funds and believes that its average private pay occupancy is higher than other providers of long-term care. The increase in the last two fiscal years in the amount of revenue from "Medicare and Medicaid" sources is believed to result principally from an increase in the number of patients who are beneficiaries of the Medicare program, and increases in revenues generated from rehabilitation services required by such patients.

        Most private insurance carriers reimburse their policyholders, or make direct payment to facilities, for covered services at rates established by the facilities. Where applicable, the resident is responsible for any difference between the insurance proceeds and the total charges. In certain states, Blue Cross plans pay for covered services at rates negotiated with facilities. In other states, Blue Cross plans are administered under contracts with facilities providing for payment under formulae based on the cost of services. The Medicare program also makes payment under a cost-based reimbursement formula. Under the Medicaid program, each state is responsible for developing and administering its own reimbursement formula.

      Both governmental and third-party payors have employed cost containment measures designed to limit payments made to healthcare providers such as Forum Group. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to Forum Group for its services. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Federal Omnibus Budget Reconciliation Act of 1993 includes certain changes in the Medicare program effective October 1, 1993, including, among other things, the elimination of the provision allowing Medicare providers to receive a return on equity as part of the provider's payment under the program. Although Forum Group does not expect this change to have a material adverse effect on its financial condition or results of operations, there can be no assurance in this regard.


Regulation and Other Factors

     RC and nursing home operations are subject to federal, state and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations
relating  to  operation  of facilities.   State  licensure  of  a
nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Most states have licensure requirements for the assisted living components of RCs; however, those requirements are generally less comprehensive and stringent than requirements for licensure of nursing facilities. None of the states in which Forum Group RCs are located presently have licensure requirements for the independent living components of rental RCs. RCs offering continuing care are subject to additional requirements administered by state regulatory agencies. Forum Group believes that all of its facilities are presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those standards are subject to change, there can be no assurance that Forum Group's facilities will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by Forum Group to comply therewith.

      In January 1993, the Clinton Administration established the Task Force on National Health Care Reform (the "Task Force"). The Task Force was charged with preparing health care reform legislation to be presented to Congress. Among the stated concerns considered by the Task Force were the means to control or reduce public and private spending on health care, to reform the payment methodology for healthcare goods and services by both the public (Medicare and Medicaid) and private sectors and to provide universal access to health care. The Task Force has presented its report and recommendations to the Administration, and the Administration has proposed legislation to Congress. Forum Group cannot predict the effect the Task Force's report and recommendations or the proposed legislation may have on its business, and no assurance can be given that any such report and recommendations or the proposed legislation will not have a material adverse effect on Forum Group. Various other legislative and industry groups are studying numerous healthcare issues, including access, delivery and financing of long-term health care, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material adverse effect on Forum Group.

Competition

     Forum Group facilities compete with senior housing and long-term healthcare facilities of varying similarity in the respective geographical market areas in which Forum Group facilities are located. Competing facilities are operated on a national, regional and local basis by religious groups and other nonprofit organizations, as well as by private operators, some of which have substantially greater resources than Forum Group. The independent living components of Forum Group RCs face competition from the various types of residential opportunities available to the elderly. However, the number of luxury residential communities that offer on-premises healthcare services is limited. The assisted living and nursing components of Forum Group RCs, as well as the Nursing Facility, compete with other assisted living and nursing facilities, and, to a lesser extent, with general hospitals. Because the target market segment of Forum Group RCs is relatively narrow, the risk of competition may be higher than with some other types of RCs. Additionally, Forum Group facilities may be subject to competition from new RCs, and assisted living and nursing facilities, developed in close proximity to them.

      Significant competitive factors for attracting residents to the independent living components of Forum Group RCs include price, physical appearance, and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and nursing components of Forum Group RCs, and to the Nursing Facility, include quality of care, reputation, physician and nursing services available, and family preferences. Forum Group believes that its facilities are generally competitive based on these factors, except that its facilities are generally more expensive than competing facilities. The assisted living and nursing components of Forum Group RCs, and the Nursing Facility, are designed to supplement, not to compete with, services provided by general hospitals.

      Forum Group experiences competition in the search for nurses, technicians, aides and other high quality professional and nonprofessional employees. However, Forum Group has not historically experienced shortages of key personnel.

Insurance

      Forum Group maintains professional liability, comprehensive general liability and other typical insurance coverage on all its facilities. Forum Group believes that its insurance is adequate in amount and coverage.

Employees

      Forum  Group employs approximately 3,800 persons,  of  whom approximately  80 are employed pursuant to collective  bargaining
agreements.   Forum Group has not experienced any material  labor
disputes.

     Item 2.   Properties.
     ------    ----------

      The physical properties owned, leased, managed and/or used by Forum Group are described in Item 1, "Business and Properties", of this Report. See Note 7 to Consolidated Financial Statements (Predecessor Company) and Note 5 to Consolidated
Financial Statements (Successor Company) for additional information concerning mortgages and leases with respect to those properties.

     Item 3.   Legal Proceedings.
     ------    -----------------

      Forum/Classic Claims. On April 29, 1993, Forum/Classic, L.P. ("Forum Classic"), Dalfort Corporation ("Dalfort"), Diamond Investments, Ltd. and Morris Weiser (collectively, the "Forum/Classic Plaintiffs") filed suit in the Superior Court of Marion County, Indiana, against Forum Group, the persons who then comprised the Board (the "Director Defendants"), and certain of the FGI Investors (collectively, the "Investor Defendants"). The Forum/Classic Plaintiffs alleged, among other things, that the Director Defendants breached their fiduciary duties by entering into the Acquisition Agreement (as originally in effect) and that the Investor Defendants knowingly participated in such alleged breaches of fiduciary duties. The Forum/Classic Plaintiffs further alleged that Forum Group breached an alleged contract to enter into certain transactions proposed by Forum/Classic and Dalfort and that the Investor Defendants induced such breach and interfered with an alleged business relationship between Forum/Classic and Dalfort and Forum Group. The Forum/Classic Plaintiffs sought on behalf of themselves and alleged other similarly situated shareholders, various forms of relief, including injunctive relief, compensatory damages, recovery of attorneys' fees and expenses. On June 4, 1993, the presiding court entered an order (the "Order") enjoining the defendants from taking action to consummate the Non-Liquidity Transaction but otherwise permitting the defendants to proceed with the transactions contemplated by the Acquisition Agreement, provided that it was modified to provide for the Liquidity Transaction. The court also concluded that (i) the decision by the Forum Group's Board of Directors to enter into the agreement in principle relating to the 1993 Recapitalization was made in good faith after reasonable investigation, the agreement in principle was conclusively presumed to be valid, and Forum Group was bound thereby and (ii) no contract existed between Forum Group and Forum/Classic or Dalfort. On June 11, 1993, the Forum/Classic Plaintiffs filed a motion (the "Contempt Motion") to find Forum Group and the Investor Defendants in contempt of the Order. The court denied the Contempt Motion but it amended the Order to clarify that the Liquidity Transaction had to provide for the payment of $3.62 per Common Share without adjustment. The Forum/Classic Plaintiffs appealed the Order, which appeal was dismissed on procedural grounds. On May 24, 1994, the Forum/Classic Plaintiffs requested permission from the trial court to file a supplemental complaint alleging, among other things, that certain aspects of the Agreement in Principle and the Acquisition Agreement were unlawful and that the Director Defendants breached their fiduciary duties in entering into and consummating the transaction with the Investor Defendants and seeking compensatory and punitive damages Pursuant to a letter agreement, dated June 8, 1994, the Forum/Classic Plaintiffs have agreed, subject to obtaining all necessary court approvals and the execution of all necessary documentation, to a dismissal with prejudice of all claims against all defendants in the above-described litigation in return for the payment and reimbursement of a portion, not to exceed $500,000, of the Forum/Classic Plaintiffs' attorneys' fees. On July 9, 1994, the parties to this litigation filed a stipulation of settlement with the court. Pursuant to the stipulation, Forum Group's shareholders have been notified in writing of the terms of the settlement and that a hearing to determine whether such settlement should be approved is scheduled to be held on August 29, 1994.

      Maddock Litigation. On May 7, 1992, Charles S. Maddock, a resident of Stonegates, a condominium RC in Greenville, Delaware, instituted an action against Greenville Retirement Community, L.P. ("GRP"), the developer and managing agent of, and owner of the service units (i.e., nursing, kitchen and dining facilities) at, Stonegates, in the Court of Chancery of the State of Delaware in and for New Castle County ("State Court Action"). Forum Group is the sole general partner of, and the owner of a 50% beneficial interest in, GRP. Forum Group is also the operator and manager of Stonegates pursuant to an operation and management agreement with GRP under which, inter alia, GRP delegated to Forum Group all of GRP's duties and responsibilities as managing agent of Stonegates. Mr. Maddock alleges that (i) GRP violated the condominium declaration and plan by using two condominium apartment units for a sales office, a dining room and a healthcare unit, by moving the door to the nursing facility, and by purportedly reserving other condominium apartment units for persons requiring assisted living care; (ii) GRP failed to pay its share of condominium common expenses; (iii) GRP violated its obligation to operate and maintain Stonegates according to the highest standards achievable consistent with its overall plan for Stonegates, and otherwise violated its management agreement with the condominium council; (iv) there is no justification for GRP's right to appoint three of the five members of the condominium council; and (v) GRP's option to repurchase condominium units, as well as the requirement that a condominium unit owner be a party to a residence agreement with GRP, are unreasonable restraints on alienation of property. By way of prayer for relief, Mr. Maddock seeks that (i) GRP be required to restore the two condominium apartment units to their former use, and to bear all costs of the initial change of use and the restoration; (ii) GRP be enjoined from reserving condominium apartment units for persons requiring assisted living care; (iii) GRP be required to account for and pay its share of condominium common expenses; (iv) the management agreement between the condominium council and GRP, and the operation and management agreement between GRP and Forum Group, be terminated; (v) GRP's right to appoint three of the five members of the condominium council be declared invalid; and (vi) GRP's option to repurchase condominium units, as well as the requirement that a condominium unit owner be a party to a residence agreement with GRP, be declared invalid. On August 21, 1992, Forum Group instituted an action in the Bankruptcy Court (the "Bankruptcy Court Action") alleging that the relief requested in the State Court Action effectively asserts a claim against Forum Group, the assertion of which is barred under the terms of the Reorganization Plan, and requesting injunctive relief preventing the further prosecution of the State Court Action. On September 17, 1993, the Bankruptcy Court issued an order permanently enjoining Mr. Maddock from pursuing the State Court Action. Mr. Maddock has appealed the Bankruptcy Court's decision.

      Knapp Litigation. On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Knapp Trust") instituted an action in the United States District Court for the Northern District of Iowa against Forum Retirement, adding Forum Group as a defendant on March 17, 1994, alleging, among other things, that (i) the Knapp Trust holds a substantial number of Forum Partners' publicly traded limited partnership units, (ii) the Board of Directors of Forum Retirement is not comprised of a majority of independent directors as required by Forum Partners' partnership agreement and as allegedly represented in Forum Partners' 1986 Prospectus for its initial public offering, (iii) the allegedly improper composition of the Board of Directors of Forum Retirement is a consequence of actions by Forum Group, (iv) Forum Retirement's Board of Directors has approved and/or acquiesced in 8% management fees being charged by Forum Group under its management agreement with Forum Partners, whereas the complaint alleges that the "industry standard" for management fees of the type at issue is 4%, thereby resulting in an alleged "overcharge" to Forum Partners estimated by the Knapp Trust at $1.8 million per annum, beginning in 1994, and (v) as a consequence of the allegedly improper composition of the Board of Directors of Forum Retirement, Forum Group and Forum Retirement have breached Forum Partners' partnership agreement and securities laws, and failed to discharge fiduciary duties. The Knapp Trust is seeking the restoration of certain former directors to the Board of Directors of Forum Retirement and the removal of certain other directors from that Board of Directors of Forum Retirement, an injunction prohibiting the payment of 8% management fees and unspecified compensatory and punitive damages. Forum Group believes that there are substantial defenses to the claims asserted by the

Knapp Trust and intends vigorously to defend against such claims;
however, there necessarily can be no assurance as to the ultimate outcome of these proceedings.

     Chapter 11 Proceedings. Forum Group has objected to various claims filed against the Forum Debtors in the Reorganization Proceedings in addition to those specifically described above, and further proceedings on those claims have been and/or will be conducted before the Bankruptcy Court. As of May 31, 1994, approximately 265,281 Reserved Common Shares were reserved for possible issuance to holders of disputed general unsecured claims.

      Malpractice and Negligence Claims. Forum Group has been named as a defendant in several professional malpractice and negligence actions, and may be subject to other claims arising from services provided to residents of its facilities. To the extent those claims arose before the Effective Date, they have received or will receive treatment under the Reorganization Plan. Forum Group maintains professional liability insurance, comprehensive general liability insurance and other typical insurance coverage on its facilities. Management believes that those actions are either adequately insured or reserved against, or, to the extent (if any) they are not insured or reserved against, will not materially adversely affect Forum Group's financial condition or operating results.

      Item  4.    Submission of Matters to  a  Vote  of  Security
      -------     -----------------------------------------------
Holders.
- - -------

      No matters were submitted during the fourth quarter of the fiscal year for which this Report is filed to a vote of security holders.

                             PART II
                             -------

      Item  5.    Market  for the Registrant's Common  Stock  and
      -------     -----------------------------------------------
Related Stockholder Matters.
- - ---------------------------

     (a) Market Information. The principal United States market in which Common Shares are being traded is the over-the-counter
NASDAQ Small-Cap market (symbol: FOUR).

      The high and low bid prices for Common Shares for each full quarterly period within the two most recent fiscal years, as reported in the National Association of Securities Dealers, Inc.
Automated Quotation System (the "NASDAQ") were as follows:

                                           High      Low
                                           ----      ---

      Quarter ended June 30, 1992         $3-1/2    $1-1/2
      Quarter ended September 30, 1992    $1-3/4    $1-1/8
      Quarter ended December 31, 1992     $1-3/4    $1-1/2
      Quarter ended March 31, 1993        $2-7/8     $1

      Quarter ended June 30, 1993         $3-3/8    $2-3/4
      Quarter ended September 30, 1993      $4      $3-3/8
      Quarter ended December 31, 1993       $5      $3-7/8
      Quarter ended March 31, 1994$5-7/8    $4

      (b) Holders. The approximate number of record holders of Common Shares as of May 31, 1994, was 2,881.

      (c)   Dividends.  No cash dividends were declared on Common
Shares during Forum Group's two most recent fiscal years.

     Item 6.   Selected Financial Data.
     ------    -----------------------
     Selected financial data for Forum Group and its consolidated subsidiaries is set forth below. The balance sheet data and statement of operations for the two fiscal years ended March 31, 1994 and the balance sheet data as of March 31, 1992 reflect the implementation of fresh-start accounting in conjunction with Forum Group's chapter 11 reorganization. The statement of operations data for all fiscal years ended prior to March 31, 1993 and the balance sheet data prior to March 31, 1992 do not reflect the implementation of fresh-start accounting and, accordingly, are not comparable to the data referred to in the preceding sentence. All such financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Report.

                                         Year ended March 31,
                            --------------------------------------------
                            1994       1993      1992      1991     1990
                            ----       ----      ----      ----     ----
                            (in  thousands  except  per  share amounts)
                           ---------------------------------------------
                                 Successor(a)|           Predecessor(a)
                                 Company     |           Company
Statement of operations:                     |
                                             |
Total revenues            $107,566  $ 92,110 |$ 79,768  $ 93,399  $108,835
Income (loss) from                           |
  operations                 2,690    (7,359)|(115,747) (109,198) ( 10,322)
Extraordinary  credit                        |
  (charge)                  (9,820)(b)   -0- | 116,195(c)    -0-       -0-
Net income (loss)           (7,130)   (7,359)|     448  (109,198) ( 10,322)
                                             |
Per Common Share(d)                          |
  Income (loss) before                       |
   extraordinary credit                      |
   (charge)                   0.16     (0.98)|   (3.56)    (3.35)    (0.32)
  Extraordinary credit                       |
   (charge)                  (0.57)      -0- |    3.57       -0-       -0-
  Net  income (loss)         (0.41)    (0.98)|    0.01     (3.35)    (0.32)
  Dividends declared per                     |
     Common Share              -0-       -0- |     -0-       -0-      0.045
                                             |
Balance sheet:                               -----------
                                                       |
Total assets               290,200   348,641   393,046 | 468,848(e)517,350
Long-term obligations      205,094   226,540   260,791 | 409,633   333,388
Shareholders' equity        44,284    18,445    19,394 |     521   109,231
Book value per Common                                  |
  Share                       2.08      2.46      1.94 |    0.02      3.36
_______________________________
(a) The Reorganization Plan was effective for financial reporting purposes  as of March 31, 1992.  In accordance with Statement  of
Position  No.  90-7  ("SOP 90-7") of the  American  Institute  of
Certified Public Accountants, Forum Group was required to account for the reorganization using fresh-start reporting.  Accordingly, all  consolidated financial statements for any  period  prior  to
March  31, 1992 are referred to as "Predecessor Company" as  they reflect  periods prior to implementation of fresh-start reporting and  are not comparable to consolidated financial statements  for periods  subsequent  to implementation of fresh-start  reporting,
and   all  consolidated  financial  statements  for  any   period
subsequent to March 31, 1992 are referred to herein as "Successor
Company" as they reflect periods subsequent to implementation of fresh-start reporting and are not comparable to consolidated financial statements for periods prior to implementation of fresh-start reporting.

(b) Reflects charge from early extinguishment of debt.

(c) Reflects credit from the extinguishment of debt pursuant to the reorganization proceedings.

(d) Per share data for the fiscal year ended March 31, 1994 and 1993 is based on 17,190,000 and 7,493,000 Common Shares issued and outstanding, respectively. Per share data for the fiscal year ended March 31, 1992, is based on 10,000,000 Common Shares issuable and outstanding. Per share data for the fiscal years ended March 31, 1991 and 1990 is based on 32,548,108 Preconfirmation Common Shares.

(e)   Includes   liabilities  subject  to   settlement   in   the
reorganization proceedings as of March 31, 1991.

      Item 7.   Management's Discussion and Analysis of Financial
      ------    -------------------------------------------------
Condition and Results of Operations.
- - -----------------------------------
Successor Company
- - -----------------

       All  consolidated  financial  statements  for  any  period subsequent to March 31, 1992, are referred to herein as "Successor Company" as they reflect periods subsequent to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods prior to the implementation of fresh-start reporting. The following discussion should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Report.

Results of Operations

     Fiscal Year 1994 Compared With Fiscal Year 1993

       Certain summary financial information for the Owned Communities, Forum/Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations
("Corporate Operations") is presented below. RSARHC was consolidated for financial reporting purposes prior to July 31, 1993 but is no longer consolidated (see Note 1 of Notes to Consolidated Financial Statements). The periods in which the financial results of the consolidated components of Forum/Rancho San Antonio are included in the financial statements of Forum Group are not comparable. Consequently, Forum/Rancho San Antonio is presented separately below in order to present a comparable disclosure of the other entities' financial results.

                              Fiscal Year Ended March 31, 1994
                              --------------------------------
                                 Forum/     Consolidated
                      Owned      Rancho     Partnership    Corporate
                   Communities San Antonio  Communities    Operations  Totals
                   ----------- -----------  ------------   ----------  ------
   Net Operating
     Revenues        $74,131    $ 5,201      $25,822        $  486    $105,640

     Operating
     Expenses         51,511      4,971       16,238         3,901      76,621

     General and
      Administra-
      tive Expenses      0          0             2          3,382       3,384

     Litigation
      Expense            0          0             0          1,841       1,841

     Depreciation      3,915        878        2,013           549       7,355

     Interest
       Expense         4,352        722        4,108         8,299      17,481

                              Fiscal Year Ended March 31, 1993
                              --------------------------------

                                 Forum/     Consolidated
                      Owned      Rancho     Partnership    Corporate
                   Communities San Antonio  Communities    Operations  Totals
                   ----------- -----------  ------------   ----------  ------
   Net
     Operating
     Revenues        $63,102    $ 3,799      $22,993        $  672    $ 90,566

   Operating
     Expenses         47,288      4,050       15,558         3,521      70,417

   General and
     Administra-
     tive Expenses       0          0            128         5,283       5,411

   Litigation
      Expense            0          0             0            0           0

   Depreciation        3,803      2,825        2,069           117       8,814

   Interest
     Expense           2,497      2,202        4,379         9,093      18,171


      Owned Communities. Net operating revenues for the fiscal year ended March 31, 1994 increased by $11,029,000 (17%), from $63,102,000 to $74,131,000, as compared to the previous year. A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $978,000 of operating revenue in the 12-month period ended March 31, 1994. The remaining portion of the increase was primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 89% at March 31, 1993 to 95% at March 31, 1994. Operating expenses, including general and administrative expenses and depreciation, for the fiscal year ended March 31, 1994 at the Owned Communities increased by $4,335,000 (8%), from $51,091,000 to $55,426,000, as compared to the previous year. This increase was primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases. Net operating income, comprised of operating revenue less operating expenses (including general and administrative expenses and depreciation), for the fiscal year ended March 31, 1994 at the Owned Communities increased by $6,694,000 (56%), from $12,011,000 to $18,705,000, as compared to the previous year. Exclusive of the impact of the change in estimate of reimbursable amounts discussed above, this increase constitutes 57% of the increase in net operating revenues for fiscal year 1994, which is indicative of the degree of incremental operating income that results from increased occupancy.

      Forum/Rancho San Antonio. Due to the change in financial statement presentation discussed in Note 1 of Notes to Consolidated Financial Statements, the financial results of Forum/Rancho San Antonio are not comparable among fiscal periods.

       Consolidated Partnership Communities. Net operating revenues for the fiscal year ended March 31, 1994 increased by $2,829,000 (12%), from $22,993,000 to $25,822,000, as compared to the previous year. A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $176,000 of operating revenue in the fiscal year ended March 31, 1994. The remaining portion of the increase was primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services, and increases in residency fees and charges. Combined occupancy increased from 86% at March 31, 1993 to 90% at March 31, 1994.

Operating expenses, including general and administrative expenses and depreciation, for the Consolidated Partnership Communities for the fiscal year ended March 31, 1994 increased by $498,000 (3%), from $17,755,000 to $18,253,000, as compared to the previous year. The increase was primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and to normal inflationary increases. Net operating income, comprised of operating revenue less operating expenses (including general and administrative expenses and depreciation), for the Consolidated Partnership Communities for the fiscal year ended March 31, 1994 increased by $2,331,000, from $5,238,000 to $7,569,000, as compared to the previous year. Exclusive of the impact of the change in estimate of reimbursable amounts discussed above, this increase constitutes 81% of the increase in net operating revenues for the fiscal year ended March 31, 1994, which is indicative of the degree of incremental profits that result from increased occupancy.

      Corporate Operations. Revenues for the fiscal year ended March 31, 1994 decreased $186,000, from $672,000 to $486,000, compared to the previous year. Revenues are comprised of rental income from certain residential units of Forum/Rancho San Antonio ($672,000 and $296,000, respectively) and a change in the estimate of amounts reimbursable to third party payors from prior years for sold operations ($190,000). Operating expenses ($3,901,000), general and administrative expenses ($3,382,000) and depreciation ($549,000), for the fiscal year ended March 31, 1994 decreased by $ 1,089,000 as compared to the previous year. This change reflects reductions in staff and other general and administrative expenses ($1,903,000), net of increases in allocated expenses related to Forum/Rancho San Antonio ($382,000) and depreciation ($432,000). Marketing and unoccupied residential expenses related to Forum/Rancho San Antonio and allocated to Forum Group were $2,718,000 and $2,336,000 for fiscal years ended March 31, 1994 and 1993, respectively. Corporate Operations includes the unallocated interest expense of corporate debt ($8,299,000).

      Unconsolidated Communities. Forum Group's equity in the earnings of Forum Partners, which is reflected as other revenues, improved from a loss of $536,000 for the fiscal year ended March 31, 1993, to revenue of $741,000 for the fiscal year ended March 31, 1994. These increases primarily reflect improved occupancy at the nine retirement communities owned by Forum Partners and managed by Forum Group. In December 1993, Forum Partners completed the refinancing of its long-term debt and, as a result, recognized an extraordinary charge of $2,917,000 for early extinguishment of debt. Forum Group's share of this charge is presented as an extraordinary charge in the accompanying consolidated statements of operations. Forum Group's equity in the earnings of GRP, which is also reported as other revenues, decreased from $308,000 for the fiscal year ended March 31, 1993, to $251,000 for the fiscal year ended March 31, 1994. Forum Group's equity in the losses of the unconsolidated component of Forum/Rancho San Antonio for the fiscal year ended March 31, 1994 was $1,117,000.

      Consolidated General and Administrative Expenses. For the fiscal year ended March 31, 1994, consolidated general and administrative expenses decreased by $2,027,000, from $5,411,000 to $3,384,000, compared to the prior year. This decrease is primarily attributable to decreases in salaries and wages due to reductions in the headquarters staff.

     Litigation Expenses. During the fiscal year ended March 31, 1994, expenses of $1,841,000 were incurred in conjunction with certain litigation related to the 1993 Recapitalization. Forum Group has entered into an agreement, which is subject to the obtainment of court approval and the execution of necessary documentation, providing for the dismissal of that litigation in return for the payment and reimbursement of a portion, not to exceed $500,000, of the opposing parties' attorneys' fees. See
Item 3, "Legal Proceedings", of this Report.

      Depreciation. For the fiscal year ended March 31, 1994, consolidated depreciation expense decreased by $1,459,000 compared to the prior year. The change is primarily attributable to RSARHC no longer being a consolidated entity, as partially offset by additional fixed asset additions over the past fiscal year.
                                  17

      Interest Expense. Interest expense attributable to the Owned Communities and Corporate Operations increased by $1,061,000, from $11,590,000 to $12,651,000, during the fiscal year ended March 31, 1994, as compared to the prior fiscal year. This change was primarily attributable to changes in average borrowing costs.

     Minority Interests. The decrease of $1,245,000 (58%) in the minority interests' elimination for the fiscal year ended March 31, 1994 compared to the prior fiscal year, resulted from (i) a decrease of $795,000 due to improved operating results, and (ii) a decrease of $450,000 due to an increase in minority ownership of RSARHC (see Note 1 of Notes to Consolidated Financial Statements).

      Extraordinary Charge. During the fiscal year ended March 31, 1994, charges of $8,460,000 related to the early extinguishment of debt in conjunction with the 1993 Recapitalization were recorded. Additionally, during the fiscal year ended March 31, 1994 an extraordinary charge of $1,360,000 was recorded to reflect Forum Group's share of Forum Partners' extraordinary charge on the early extinguishment of its debt.

      Net Income/Loss Per Share. The fiscal year ended March 31, 1994 produced net losses of $7,130,000 ($0.41 per Common Share) compared to net losses of $7,359,000 ($0.98 per Common Share) for the fiscal year ended March 31, 1993. The fiscal year ended March 31, 1994 was adversely affected by $1,841,000 ($0.11 per Common Share) of expenses related to certain litigation related to the 1993 Recapitalization and extraordinary charges totalling $9,820,000 ($0.57 per Common Share) related to the early extinguishment of Forum Group's and Forum Partners' debt.

      Taxes. As of March 31, 1994, income tax loss carryforwards for tax purposes were estimated to be approximately $163,000,000 before the application of certain loss carryforward limitations resulting from a second change in ownership within two years of Forum Group's bankruptcy reorganization. As a result of these limitations, Forum Group expects the utilization of loss carryfowards will be limited to approximately $27,000,000. These tax loss carryforwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, any future benefit of these tax loss carryforwards arising prior to the reorganization will be reported as a direct addition to paid-in capital. For more information, see Note 4 of Notes to Consolidated Financial Statements.

      All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

     Fiscal Year 1993 Compared With Fiscal Year 1992

     The fiscal year ended March 31, 1993 was Forum Group's first year of operations subsequent to its reorganization under Chapter 11 of the Bankruptcy Code. Consequently, Forum Group's results of operations for fiscal year 1993 are not comparable to Forum Group's results of operations for the prior fiscal year.

      During the fiscal year ended March 31, 1993, Forum Group concentrated its efforts in implementation of a new operating plan, the objectives of which were to focus Forum Group on RC operations and to reduce overhead and operating expenses. The new operating plan entailed, among other things, a significant organizational restructuring, including a reduction in work force. Costs and expenses for the fiscal year ended March 31, 1993, included $767,000 ($0.10 per Common Share) of non-recurring severance cost associated with a reduction in the number of employees at the home office. The net loss for the fiscal year ended March 31, 1993 was $7,359,000 ($0.98 per Common Share).

     Net Operating Revenues. Consolidated net operating revenues for fiscal year 1993 were $90,963,000 (of which $27,294,000 was attributable to consolidated joint ventures in which Forum Group is a participant). Consolidated net operating revenues increased $6,307,000 (7.5%) compared to fiscal year 1992, primarily as a result of improved occupancy. Combined occupancy, excluding Forum/Rancho San Antonio, at March 31, 1993 was 89%, compared to 76% at March 31, 1992.

      Other Income. Other income for the fiscal year ended March 31, 1993 was $1,147,000, compared to other expense of $5,267,000 in the prior year. Other income and other expense included Forum Group's share of the net losses of affiliated partnerships which were $139,000 and $5,714,000 in 1993 and 1992, respectively. The decreases in these losses were primarily due to increased occupancy and reduced expenses at the RCs owned by these partnerships.

      Operating, General and Administrative Expenses. Operating expenses, including depreciation and amortization, for the fiscal year ended March 31, 1993 were $79,231,000 (of which $24,587,000 was attributable to consolidated joint ventures in which Forum Group is a participant). This amount, which includes $8,814,000 of depreciation and amortization (of which $4,979,000 was attributable to consolidated joint ventures in which Forum Group is a participant), represents a decrease of $8,069,000 (9.2%) as compared to the prior year, primarily as a result of ongoing cost control efforts, as offset by normal inflationary increases and increases attributable to increased occupancy.

      General and administrative expenses for the fiscal year ended March 31, 1993 were $5,411,000, (of which $128,000 was attributable to consolidated joint ventures in which Forum Group was a participant). This amount represents a decrease of $1,565,000 (22.4%) as compared to the prior year, primarily as a result of planned reductions in overhead operating expenses. These expenses included $767,000 of non-recurring severance cost associated with a reduction in the number of employees at the home office.

      Interest Expense. Interest expense for the fiscal year ended March 31, 1993 was $18,171,000 compared to $20,209,000 in the prior year.

Financial Condition

     Recapitalization. In June 1993, Forum Group consummated the 1993 Recapitalization. As a result of the 1993 Recapitalization, including the FGI Investors' tender offer, the FGI Investors acquired approximately 71.7% of the outstanding Common Shares. On February 1, 1994, substantially all of the Citicorp Term Loan and $30,000,000 aggregate principal amount of the Senior Subordinated Notes were retired with the proceeds of the Nomura Term Loan (the "1994 Refinancing"). For a discussion of the 1993 Recapitalization and the 1994 Refinancing, see Notes 1 and 5 of Notes to Consolidated Financial Statements.

      -----------------------------------------------------

      As  a  result  of the 1993 Recapitalization  and  the  1994
Refinancing,  Forum Group's long term debt as of March  31,  1994 was as set forth below (in thousands):

     Forum   Group,   Inc.  (Owned  Communities   and   Corporate
Operations):
      Nomura Term Loan                           $ 93,194
      Senior Subordinated Notes                    10,000
      Mortgages and Capitalized Leases             23,050
      Other                                         2,764
                                                 --------

      Total Owned Communities
      and Corporate Operations  (1)               129,008

   Consolidated Partnership Communities (2)        76,086

      Total                                      $205,094

 ______________                                  ========


    (1)  Excludes  indebtedness aggregating  $4,495,000  of  GRP,
    $562,000 of which is recourse to Forum Group.

    (2) These obligations are non-recourse to Forum Group.

     Liquidity And Capital Resources. At March 31, 1994, Forum Group had cash and cash equivalents of $18,331,000, accounts receivable of $5,246,000 and notes, investments and other receivables of $5,717,000. Following the 1993 Recapitalization and the 1994 Refinancing, Forum Group's principal sources of funds are cash generated from operating activities and possible capital market and bank transactions.

     Forum Group believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements.

     Forum Group intends to seek to grow through the acquisition of additional properties and other assets. In connection with the 1993 Recapitalization, the FGI Investors stated their intention to make up to $30 million of additional equity capital available to Forum Group for this purpose. Although the FGI
Investors already invested an additional $13 million in Forum Group since the completion of the 1993 Recapitalization, such amount was contributed by Forum Group to the capital of Forum Partners and used by Forum Partners to pay bank debt. Any additional equity investment by the FGI Investors would be subject to the negotiation of mutually acceptable terms. Accordingly, there can be no assurance that any such additional investment will be made or as to the timing and terms thereof.

      Forum Group will continue to monitor conditions in the capital and bank lending markets and, if appropriate in light of then-current market conditions, Forum Group's then-existing capital structure and requirements and other factors determined to be relevant, may enter into one or more capital arrangements. Such arrangements could include the sale of Common Shares, one or more issuances of indebtedness or other financings. There can be no assurance that any such transactions will be completed or, if so, as to the timing or terms thereof.

     Participation in Recapitalization of Forum Partners. On October 6, 1993 Forum Group entered into the FRP Recapitalization Agreement. Forum Group has a substantial equity investment in Forum Partners, is the parent company of Forum Partners' general partner and has a long-term management contract with Forum Partners. For a discussion of the FRP Recapitalization, see Note 1 of Notes to Consolidated Financial Statements.

     Forum Group believes that there may be substantial growth opportunities available to Forum Partners as a result of potential expansions of Forum Partners' existing RCs. However, in light of Forum Partners' current capital structure it is presently contemplated that all or a substantial portion of the funds for any such expansion, or any other capital project, will require that Forum Partners receive additional capital from its present equity owners (including Forum Group) or otherwise.

     Cash Flow. Operating activities for the fiscal year ended March 31, 1994 provided $1,275,000 of cash compared to $2,250,000 of cash used by operating activities during the fiscal year ended March 31, 1993, due principally to significantly improved operating results in the fiscal year ended March 31, 1994.

     Investing activities used $6,930,000 of cash during the fiscal year ended March 31, 1994, compared to $26,282,000 of cash provided by investing activities during the fiscal year ended March 31, 1993, due principally to Forum Group's participation in the FRP Recapitalization, net proceeds from sales of investment in RSARHC and the April, 1992 sale of two retirement communities.

     Financing activities provided $18,169,000 of cash during the fiscal year ended March 31, 1994, compared to $25,757,000 of cash used by financing activities during the fiscal year ended March 31, 1993, due principally to the impact of the 1993
Recapitalization  and  the  April 1992  sale  of  two  retirement communities.
                                  20

Predecessor Company

      All consolidated financial statements for any period prior to March 31, 1992 are referred to herein as "Predecessor Company" as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting. The following discussion should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this report.

      The fiscal year ended March 31, 1992 was a period of operational and financial change, culminating in the reorganization of Forum Group under chapter 11 of the Bankruptcy Code. Occupancy of and net operating income from the RCs owned and leased by Forum Group and its affiliated partnerships continued to improve, and the first phase of the independent living component of Forum/Rancho San Antonio was opened while the balance of the project remained under construction.

      Forum Group had net income of $448,000 for the fiscal year ended March 31, 1992, which included the effect of a $116,195,000 extraordinary credit from the extinguishment of debt. Net income per Preconfirmation Common Share for the fiscal year ended March 31, 1992 was $0.01, including $3.57 from the extraordinary credit.

      In accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants, Forum Group applied fresh-start reporting to its consolidated balance sheet as of March 31, 1992. Forum Group's consolidated statement of operations for the fiscal year ended March 31, 1992 include the adjustments related to the implementation of fresh-start reporting. Those adjustments resulted in a net, one-time charge to income of $62,261,000 ($1.91 per Preconfirmation Common Share). Net income for fiscal year 1992 also included a charge of $9,013,000 ($0.28 per Preconfirmation Common Share) related to the Reorganization Proceedings and a $12,771,000 ($0.39 per Preconfirmation Common Share) reduction in the carrying value of certain RCs sold by Forum Group as of the Effective Date.

     Item 8.   Financial Statements and Supplementary Data.
     ------    -------------------------------------------

       The   following  consolidated  financial  statements   and
supplementary financial information are filed under this Item:

                                                                 Page(s)
                                                                 -------

     Independent Auditors' Report                                  23
     Consolidated Balance Sheets (Successor Company)
       -March 31, 1994 and 1993                                    24
     Consolidated Statements of Operations (Successor Company)
     -Years ended March 31, 1994 and 1993                          25
     Consolidated Statements of Shareholders' Equity (Successor
     Company)
     - Years ended March 31, 1994 and 1993                         26
     Consolidated Statements of Cash Flows (Successor Company)
      - Years ended March 31, 1994 and 1993                        27
     Notes   to   Consolidated  Financial  Statements  (Successor
     Company)                                                   28 - 40
     Independent Auditors' Report (Predecessor Company)            41
     Consolidated Statement of Operations (Predecessor Company)
     - Year ended March 31, 1992                                   42
     Consolidated Statement of Shareholders' Equity (Predecessor
       Company) - Year ended March 31, 1992                        43
     Consolidated Statement of Cash Flows (Predecessor Company)
     - Year ended March 31, 1992                                   44
     Notes  to  Consolidated  Financial  Statements  (Predecessor
     Company)                                                   45 - 52
     Quarterly Financial Data                                      53

Independent Auditors' Report
- - ----------------------------

The Board of Directors and Shareholders
Forum Group, Inc. (Successor Company):

We have audited the accompanying consolidated balance sheets of Forum Group, Inc. and subsidiaries (Successor Company) as of March 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Forum Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Group, Inc. and subsidiaries (Successor Company) as of March 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

As discussed in note 1, Forum Group's reorganization plan was confirmed by the U.S. Bankruptcy Court effective March 31, 1992 for financial reporting purposes, and all consolidated financial statements as of March 31, 1992 and for any period subsequent to that date are referred to as "Successor Company" as they reflect the periods subsequent to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods prior to the implementation of fresh-start reporting.



/s/ KPMG Peat Marwick

Indianapolis, Indiana
May 13, 1994
                                    23

                    FORUM GROUP, INC. AND SUBSIDIARIES
                            (SUCCESSOR COMPANY)

                        Consolidated Balance Sheets

                          March 31, 1994 and 1993

                              (in thousands)

       Assets                                                 1994     1993

Property and equipment:
  Land and improvements                                   $  34,505   34,443
  Buildings and leasehold improvements                      176,209  175,064
  Furniture and equipment                                    13,046   12,225
                                                            -------  -------
                                                            223,760  221,732
  Less accumulated depreciation                              11,600    5,768
                                                            -------  -------
                                                            212,160  215,964

  Rancho San Antonio Retirement Housing Corporation
       - property and equipment, net                           -      94,573
                                                            -------  -------
        Net property and equipment                          212,160  310,537
                                                            -------  -------

Investments:
  Forum Retirement Partners, L.P.                            12,420    3,795
  Greenville Retirement Community, L.P.                       3,614    3,763
  Rancho San Antonio Retirement Housing Corporation           7,228      -
                                                            -------  -------
                                                             23,262    7,558
                                                            -------  -------

Cash and cash equivalents                                    18,331    5,817
Accounts receivable, less allowance for doubtful
 accounts of $277 and $219                                    5,246    2,883
Notes, investments and other receivables                      5,717    4,751
Management fee receivable                                       964       36
Restricted cash                                               9,992    8,804
Deferred costs and other assets, net                         14,528    4,165
Rancho San Antonio Retirement Housing Corporation
    - other assets                                              -      4,090
                                                            -------  -------
                                                          $ 290,200  348,641
                                                            =======  =======

  Liabilities and Shareholders' Equity

Liabilities:
  Long-term debt, including $3,804 and $27,605
      due within one year                                   205,094  200,098
  Trade accounts payable                                      2,332    1,855
  Accrued expenses                                           12,523   18,663
  Resident deposits and refundable resident fees             17,253   15,677
  Deferred income                                             7,041    5,466
  Rancho San Antonio Retirement Housing Corporation             -     30,820
                                                            -------  -------
        Total liabilities                                   244,243  272,579

Cooperative memberships in Rancho San Antonio
  Retirement Housing Corporation                                -     55,910
Other partners' equity                                        1,673    1,707

Shareholders' equity:
  Preferred stock, no par value - authorized 2,000 shares,
     issued 25 shares in 1993                                   -      4,870
  Common stock, no par value - authorized 48,000 shares,
     issued 21,262 and 7,493 shares                          58,773   20,934
  Accumulated deficit                                       (14,489)  (7,359)
                                                            -------- -------
                                                             44,284   18,445

                                                          $ 290,200  348,641
                                                            =======  =======
See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                       (SUCCESSOR COMPANY)

              Consolidated Statements of Operations

               Years ended March 31, 1994 and 1993

             (in thousands except per share amounts)


                                                              1994     1993

Revenues:
  Net operating revenues                                  $ 105,640   90,566
  Management fees                                             1,505      397
  Other income                                                  421    1,147
                                                            -------  -------
     Total revenues                                         107,566   92,110
                                                            -------  -------

Costs and expenses:
  Operating expenses                                         76,621   70,417
  General and administrative expenses                         3,384    5,411
  Litigation expenses                                         1,841    -
  Depreciation                                                7,355    8,814
                                                            -------  -------
     Total costs and expenses                                89,201   84,642
                                                            -------  -------

                                                             18,365    7,468

Other:
  Investment income                                             899    1,192
  Interest expense                                          (17,481) (18,171)
                                                            -------- --------
                                                            (16,582) (16,979)

     Income (loss) before other partners' interests
        and extraordinary charge                              1,783   (9,511)

Other partners' and cooperative members' interest
  in losses of consolidated companies                           907    2,152
                                                            -------- --------
     Income (loss) before extraordinary charge                2,690   (7,359)

Extraordinary charge - early extinguishment of debt          (9,820)     -
                                                            -------- --------
     Net loss                                           $    (7,130)  (7,359)
                                                            ======== ========

Weighted average number of common shares outstanding         17,190    7,493

Income (loss) per common share:
  Income (loss) before extraordinary charge             $      0.16   (0.98)
  Extraordinary charge                                        (0.57)     -
                                                            -------- --------
     Net loss                                           $     (0.41)  (0.98)
                                                            ======== ========

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                       (SUCCESSOR COMPANY)

         Consolidated Statements of Shareholders' Equity

               Years ended March 31, 1994 and 1993

                         (in thousands)


                             Preferred Stock      Common Stock
                             ---------------      ---------------
                             Number               Number
                               of                   of              Accumulated
                             shares  Amount       shares   Amount     deficit
                             ------  ------       ------   ------   -----------

Balances at April 1, 1992      -    $  -          10,000  $ 19,394       -

  Net loss                     -       -             -        -       (7,359)
  Adjustments to estimated
     amounts recorded upon
     reorganization            -       -             -       1,540       -
  Reduction on issuable
     shares upon resolution
     of disputed general
     unsecured claims          -       -          (2,507)     -          -
  Issuance of preferred
     stock, net               25     4,870           -        -          -
                             -----   -----        -------   ------    -------
Balances at March 31, 1993    25     4,870         7,493    20,934    (7,359)

  Net loss                     -       -             -        -       (7,130)
  Conversion of preferred
     stock to common
     stock                   (25)   (4,870)        2,500     4,870       -
  Issuance of common
     stock, net                -       -          11,079    32,969       -
  Shares issued upon
     resolution of
     disputed general
     unsecured claims          -       -             190      -          -
                             -----   -----        ------    ------    -------

Balances at March 31, 1994     -    $  -          21,262  $ 58,773   (14,489)
                             =====   =====        ======    ======    =======

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                       (SUCCESSOR COMPANY)

              Consolidated Statements of Cash Flows

               Years ended March 31, 1994 and 1993

                         (in thousands)

                                                              1994    1993

Cash flows from operating activities:
  Net loss                                                $ (7,130)  (7,359)
  Adjustments to reconcile net loss to cash
     provided (used) by operating activities:
     Depreciation and amortization                           7,355    8,891
     Amortization of deferred financing costs                1,151      295
     Other partners' and cooperative members' interest
         in losses of consolidated companies                  (907)  (2,152)
     Net losses of investments accounted for using
         the equity method                                     124      256
     Accrued management fees                                  (928)     -
     Other accrued revenues and expenses, net               (4,852)  (2,181)
     Non-cash portion of extraordinary charge                6,462      -
                                                            -------  -------
       Net cash provided (used) by operating activities      1,275   (2,250)
                                                            -------  -------

Cash flows from investing activities:
  Proceeds from facility sales, net                            -     36,723
  Additions to property and equipment                       (2,211) (12,853)
  Net proceeds from sales of investment in
     Rancho San Antonio Retirement
     Housing Corporation                                     3,686       94
  Proceeds from disposals of property                           90      442
  Distributions from Greenville Retirement
     Community, L.P.                                           271      463
  Investment in Forum Retirement Partners, L.P., net        (9,143)     -
  Notes, investments and other receivables                     377    1,413
                                                            -------  -------
       Net cash provided (used) by investing activities     (6,930)  26,282
                                                            -------  -------

Cash flows from financing activities:
  Proceeds from long-term debt                             184,018   14,327
  Payments on long-term debt                              (181,663) (36,394)
  Payments of Predecessor Company liabilities               (4,026) (28,395)
  Proceeds from issuance of stock, net                      32,969    4,870
  Deferred financing and recapitalization costs            (17,388)    (265)
  Net proceeds from sales of cooperative
     memberships in Rancho San Antonio
     Retirement Housing Corporation                          3,613    16,845
  Distributions to other partners                             (313)    (313)
  Resident deposits                                          3,729       771
  Restricted cash                                           (2,770)    2,797
                                                            -------  -------
       Net cash provided (used) by
       financing activities                                 18,169   (25,757)
                                                            -------  -------

Net increase (decrease) in cash and
     cash equivalents                                       12,514    (1,725)

Cash and cash equivalents at beginning of year               5,817     7,542
                                                            -------  -------
Cash and cash equivalents at end of year                  $ 18,331     5,817
                                                            =======  =======

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                       (SUCCESSOR COMPANY)

           Notes to Consolidated Financial Statements

                     March 31, 1994 and 1993


(1)Summary of Significant Accounting Policies
   ------------------------------------------
   Basis of Presentation
   ---------------------
   Forum Group, Inc. ("Forum Group") operates in the senior housing industry, with particular emphasis on the operation of full-service retirement communities ("RCs"). As of March 31, 1994, Forum Group and its subsidiaries owned or operated 15 RCs which were 94% occupied. The consolidated financial statements include the accounts of Forum Group and its subsidiaries and partnerships over which it exercises significant control. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Effective March 31, 1992, the reorganization plan of Forum Group and eleven of its subsidiaries (the "Reorganization Plan") was confirmed by the U.S. Bankruptcy Court. The Reorganization Plan provided for secured and certain other creditors to receive current and/or deferred cash payments equal to their allowed claims and for general unsecured and subordinated creditors to receive approximately 95% of the shares of common stock of the reorganized company. All consolidated financial statements as of March 31, 1992, and for any period subsequent to that date, are referred to as "Successor Company" as they reflect the periods subsequent to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods prior to the implementation of fresh-start reporting (see note 2).

   The debt repayment provisions of the Reorganization Plan were designed on the basis of Forum Group's projected cash flows from operating properties, sales of cooperative memberships of its lifecare communities, and the sale or refinancing of certain of its RCs. Two RCs were sold on April 2, 1992, and the proceeds were used to reduce the senior secured term notes, pay accrued interest and establish funds for working capital. Other projected cash flows from sales and refinancings contemplated in the Reorganization Plan were not achieved, and Forum Group reached an agreement with a group of investors which provided an equity investment and a restructuring of long-term debt which was completed in June 1993. The long-term debt was again restructured in February 1994.

   Refinancing Agreements
   ----------------------
   On February 1, 1993, Forum Group entered into agreements with several investors (the "Investors") which provided for the issuance of 25,000 new shares of convertible preferred stock for $5,000,000 (the net proceeds of which were used to pay amounts due and payable under a senior secured term loan) and which contemplated additional transactions whereby the Investors would acquire a substantial percentage of Forum Group's common stock.
                               28

   On April 29, 1993, several persons including competing investors commenced litigation against Forum Group, its directors and the Investors alleging, among other things, that Forum Group breached an alleged contract with the competing investors and seeking, among other things, that the transactions contemplated under the agreements with the Investors be rescinded. On June 4, 1993, the presiding court ruled that no contract existed between the competing investors and Forum Group but that Forum Group and the Investors were prohibited from consummating a transaction which did not provide for a "liquidity option" whereby Forum Group's shareholders would be given the option either to retain their equity interest or sell their shares for $3.62 per share. The agreement between the Investors and Forum Group was then modified to provide for the liquidity option. The presiding court has not entered final judgment with respect to the claims against the directors, which may be set for final hearing at a future date. Subsequent to March 31, 1994, an agreement was reached between the competing investors and Forum Group whereby, upon attainment of court approvals and execution of necessary documentation, all claims against Forum Group, its directors and the Investors are to be settled by the payment and reimbursement of a portion, not to exceed $500,000, of the competing investors' attorneys' fees. The costs incurred in defending and settling this litigation are presented as litigation expenses in the accompanying consolidated statement of operations.

   On June 14, 1993, Forum Group consummated a transaction with the Investors, significant features of which included:

             The 25,000 shares of preferred stock were converted into 2,500,000 newly-issued shares of common stock.

             The Investors acquired 7,098,200 newly-issued common shares and certain warrants for the acquisition of additional common shares for an aggregate purchase price of $20,000,000. The warrants entitle the Investors to acquire 1.1555 shares of common stock for each share of common stock issued in settlement of disputed general unsecured claims (see note 2).

             The former senior secured term loan was retired with the proceeds of a senior credit facility of $50,000,000, senior subordinated notes of $40,000,000 (all of which were held by the Investors or their affiliates) and other funds (see note 5).

   In July 1993, the Investors provided a liquidity option whereby shareholders were given the option either to retain their equity interest or to receive, in cash, $3.62 per share. After acquiring an additional 1,346,000 shares of common stock under the liquidity option (including 514,000 shares owned by a wholly-owned subsidiary of Forum Group), the Investors owned 64% of Forum Group's outstanding common stock.

   On October 7, 1993, the Investors acquired an additional 3,466,666 shares of common stock at $3.75 per share for an aggregate purchase price of $13,000,000, thereby increasing their ownership percentage to 76.3%. Forum Group subsequently made a public offering whereby shareholders of record as of October 18, 1993 (other than the Investors) had the right to acquire 0.2717 additional shares of common stock for each share owned October 18, 1993, at $3.75 per share. As a result of this offering, shareholders other than the Investors acquired an additional 1,386,586 shares of common stock, reducing the Investors ownership percentage to approximately 71.7% of the currently outstanding shares.

   In connection with the recapitalization of Forum Retirement Partners, L.P. (the "Partnership") and the refinancing of its debt, the proceeds from the October 7, 1993 sale of common stock to the Investors were used to acquire 6,500,000 limited partner units, increasing Forum Group's equity interest in the Partnership from approximately 22.9% to approximately 55.2% (see note 3). The Partnership subsequently made a public offering whereby unitholders of record as of October 18, 1993 (other than Forum Group and its affiliates) had the right to acquire additional units at $2.00 per unit, the same price paid by Forum Group. Proceeds of this offering totaling $3,990,000 were used to repurchase 1,994,000 units from Forum Group at $2.00 per unit, reducing Forum Group's equity interest in the Partnership to 43.2%. As a result of the refinancing of its long-term debt, the Partnership recognized an extraordinary charge totaling $2,917,000, and Forum Group's share of this charge of $1,360,000 is included in the extraordinary charge in the accompanying consolidated statement of operations.

   On February 1, 1994, Forum Group completed a further refinancing of its senior secured debt. The proceeds of a $93,000,000 refinancing mortgage loan were used to retire the outstanding balance of $49,000,000 principal balance of the senior secured credit facility and $30,000,000 aggregate principal of the senior subordinated notes, and pay expenses totaling approximately $13,400,000 (see note 5).

   During fiscal 1994, Forum Group accrued fees payable to one of the Investors for administrative, refinancing, and general acquisition matters in the amount of $750,000.

   Revenues
   --------
   Routine  service  revenues, generated by monthly  charges  for independent living units and daily or monthly charges for assisted living suites and nursing beds, are recognized based on the terms of the residency and admission agreements. Advanced payments received for services are deferred until the related services have been provided. Ancillary service revenues, generated on a fee for service basis for supplementary items requested by residents, are recognized as the services are provided.

   Net operating revenues include amounts estimated by management to be reimbursable by Medicaid, Medicare and other cost-based programs. Cost-based reimbursements are subject to audit by agencies administering the programs, and provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $1,447,000 of additional operating revenues in the year ended March 31, 1994.

   Property and Equipment
   ----------------------
   Property and equipment are carried at management's estimate of their value as of March 31, 1992, with subsequent additions recorded at cost. If management believes the value of certain property is not recoverable, the carrying value is reduced to the estimated recoverable value. Capital leases are recorded at the lower of the fair market value of the assets leased or the present value of the minimum lease payments at inception. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets.

   Investments
   -----------
   Investments in limited partnerships are carried at Forum Group's percentage interest in the estimated net value of the RCs owned by the partnerships as of March 31, 1992, plus its share of income or loss, less distributions. Any difference between the carrying value of limited partnership investments and the percentage interest in the partnerships' underlying book value is amortized over the remaining life of the partnerships' properties.

   The assets, liabilities and financial results of Rancho San Antonio Retirement Housing Corporation ("Rancho San Antonio"), a cooperative corporation which owns a continuing care RC in Cupertino, California, were included in the consolidated financial statements of Forum Group through July 31, 1993 since Forum Group owned a majority of the cooperative memberships. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50%, and accordingly, the financial statements of the cooperative are no longer consolidated into Forum Group's financial statements. Sales of cooperative memberships have totaled $90,000,000 through March 31, 1994 and profits on these sales are recognized using the cost recovery method. Forum Group's ownership interest of 25.1% of the cooperative memberships at March 31, 1994 is accounted for on the equity method. The proceeds from the sale of memberships in other cooperative housing corporations are included in deferred income.

   Cash Equivalents
   ----------------
   Cash equivalents represent commercial paper and other income-producing securities having an original maturity of less than three months, are readily convertible to cash, and are stated at cost, which approximates market.

   Restricted Cash
   ---------------
   At March 31, 1994 and 1993, restricted cash includes $1,909,000 and $2,062,000, respectively, deposited by present and prospective residents of lifecare RCs; $3,658,000 and $2,920,000, respectively, of resident security deposits; and $4,499,000 and $3,822,000, respectively, funded under long-term debt and restricted to specific purposes.

   Deferred Costs
   --------------
   Fees and other costs incurred to obtain long-term financing are amortized to interest expense over the term of the related debt on a straight-line basis. In connection with the 1994 refinancings, deferred costs totaling $5,087,000 were included in the extraordinary charge on the accompanying consolidated statements of operations.

   Costs incurred in the initial occupancy of RCs are amortized on the straight-line method over the shorter of the life expectancy of the initial residents or the term of the initial residency agreement, generally one year.

   Deferred Income
   ---------------
   Deferred  income  represents  resident  advanced  fees   under
   lifecare residency agreements which are recognized as income over the estimated useful lives of the RCs.

   Shareholders' Equity
   --------------------
   Forum Group has 2,000,000 authorized voting preferred shares, all without par value, none of which were issued at March 31, 1994.

   In  connection with the refinancing of its long-term debt (see note 5), Forum Group issued warrants to a former lender to acquire 550,000 common shares at $2.86 per share, subject to adjustment and an annual increase of 18% each June 11 commencing in 1994, through June 11, 1999. Subsequently, Forum Group issued to such former lender 149,607 warrants at a purchase price of $3.75 per warrant, each such warrant representing the right to purchase one common share, upon payment of an exercise price of $0.01, on or before June 11, 1999.

   Retirement Agreements
   ---------------------
   Forum Group has retirement agreements with certain current and former officers under which each officer is to be paid 50% of average annual compensation, as defined, for a period of fifteen years upon reaching age 65. Upon disability or death prior to retirement, benefits are to be paid for a period of ten years based on compensation as calculated for retirement benefits. Two other former officers of Forum Group received monthly payments of $8,600 through April 1994.

   Income Taxes
   ------------
   Income taxes are provided only to the extent expected to be payable for the current year, plus or minus the change in deferred income tax liabilities or assets established for expected future income tax consequences resulting from differences between the book and tax bases of assets and liabilities.

   Per Share Amounts
   -----------------
   Per share amounts are based on the weighted average number of common shares issued and outstanding. Common share equivalents (warrants) are not included in the per share computation as they are anti-dilutive. Had the common shares reserved for the settlement of disputed general unsecured claims (see note 2) been issued at the beginning of fiscal 1993, the net loss for the years ended March 31, 1994 and 1993 would have been $0.41 and $0.93 per share, respectively.

   Reclassifications
   -----------------
   Certain amounts in the 1993 consolidated financial statements have been restated to conform to the 1994 presentation.

(2)Fresh-start Reporting
   ---------------------
   Upon confirmation of the Reorganization Plan, all assets and liabilities were adjusted to reflect their reorganization value, which approximated estimated fair value as of March 31, 1992. Based on management's estimates of the fair value of Forum Group's consolidated assets, a reorganization value of $393,046,000 was established. The factors considered in
   determining  the  estimated  fair  value  of  assets  are   as
   follows:

           Property and equipment were valued using an income approach which converted the estimated operating cash flow during a six-year period and the estimated value at the end of six years into a value estimate. The estimated cash flow for each RC was based on management's 1993 operating budgets, annual revenue and expense increases ranging from 3.5% to 4.75%, management fees of 3% and annual capital expenditures of $100,000 per facility.
      Discount rates ranging from 10% to 15.5% were used to compute the value of the estimated cash flows, and capitalization rates ranging from 12.5% to 14.5% were used to compute the estimated value at the end of the period. Two RC's were valued at $36,723,000, the net proceeds from the April 2, 1992, sale.

            Investments in the Partnership and Greenville Retirement Community, L.P. ("Greenville") (see note 3) were valued on the basis of Forum Group's percentage interest in the estimated net value of the RCs owned by those partnerships using similar valuation techniques and assumptions. The investment in National Enterprises, Inc. ("National") was valued at $600,000 based on management's estimate of the net realizable value of that investment. National filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December 1990, and has subsequently begun to liquidate. Based on an ongoing evaluation of information filed with the Bankruptcy Court, Forum Group has written-off its investment in National as an adjustment in the allocation of the reorganization value during fiscal 1993.

           All  other  assets were valued based  on  management's
      estimate  of  their net realizable value.   Deferred  costs
      and other assets with no continuing independent benefit were eliminated.

           All liabilities were adjusted to reflect the payment terms included in the reorganization plan. An additional liability of $1,380,000 was recorded to reflect management's estimate of future costs of providing management services for the Partnership's RCs (see note
      3).

           Cooperative memberships were reflected at the cash proceeds from the sale of memberships, and other partners' equity is reflected at the net amounts contributed, less an allocation of the losses of the partnerships.

   Of the up to 10,000,000 shares of common stock issuable pursuant to the Reorganization Plan, approximately 265,000 shares as of March 31, 1994 are reserved pending the final settlement of disputed general unsecured claims (including those items discussed in note 6) totaling approximately $5,160,000. Upon final resolution of those claims, remaining shares held in reserve will be canceled. Management is currently unable to determine the ultimate disposition of those shares.

   In fiscal year 1993, the estimated amount recorded for assets and liabilities, principally the investment in National, legal fees and amounts estimated payable on mechanics liens, were recovered or settled at amounts less than Forum Group had estimated and accrued as of March 31, 1992. Common stock has been increased by $1,540,000 based on the amount actually recovered or paid and management's estimate of remaining amounts to be recovered or paid as of March 31, 1993.

(3)Investments
   -----------
   The investment in the Partnership, which owns and operates nine RCs, represents a 43.2% and 22.9% equity interest at March 31, 1994 and 1993, respectively. As of March 31, 1994, the quoted market price exceeded the carrying value of Forum Group's limited partners' interests in the publicly-traded partnership by $4,903,000. Other income for 1994 and 1993 includes losses of $175,000 and $536,000, respectively, representing Forum Group's share of the Partnership's losses before extraordinary charge. Summary information for the Partnership as of and for the year ended March 31, 1994 is as follows (in thousands):

          Net property                        $   97,612
          Other assets                            14,235
                                                 -------
                                                 111,847
          Less liabilities                        73,176
                                                 -------

              Net assets                      $   38,671
                                                 =======

          Revenues                                45,062
          Costs and expenses                      46,041
          Extraordinary charge - early
              extinguishment of debt               2,917
                                                 -------

              Net loss                       $     3,896
                                                 =======

   To support distributions to limited partners, all management fees due to Forum Group through December 31, 1993, totaling $15,780,000, have been deferred and were not recognized as income by Forum Group. These fees are deferred until specified distributions are made by the Partnership to its limited partners. Subsequent to December 31, 1993, management fees equal to 8% of revenue of the Partnership are payable quarterly, and amounted to $904,000 for the three months ended March 31, 1994.

   The investment in Greenville, which owns and operates one RC, represents a 50% equity interest. Other income for 1994 and 1993 includes income of $251,000 and $308,000, respectively, representing Forum Group's share of Greenville's income. Summary information for Greenville as of and for the year ended March 31, 1994 is as follows (in thousands):

          Net property                          $ 20,519
          Other assets                               890
                                                 -------
                                                  21,409
          Less liabilities                        22,644
                                                 =======

              Net deficit                      $   1,235
                                                 =======

          Revenues                             $   6,302
          Costs and expenses                       5,833
                                                 -------

              Net income                      $      469
                                                 =======

   Other income for 1994 includes losses of $1,117,000, representing Forum Group's share of losses of Rancho San Antonio. Summary information of Rancho San Antonio as of and for the year ended March 31, 1994 is as follows (in thousands):

          Net property                        $   97,952
          Other assets                            37,454
                                                 -------
                                                 135,406
          Less liabilities                        30,910
                                                 -------

              Net assets                       $ 104,496
                                                 =======

          Revenues                           $     6,090
          Costs and expenses                      11,328
                                                 -------
              Net loss                       $     5,238
                                                 =======

(4)Income Taxes
   ------------
   Income tax expense for the years ended March 31 differs from the amount computed by applying the U.S. federal income tax rate of 34% to net loss as a result of the following (in thousands):

                                                     1994      1993
                                                     ----      ----

          Computed "expected" tax benefit         $ (2,424)  (2,502)
          Forgiveness of installment note              -     (1,235)
          Settlement of disputed general
             unsecured claims                          -       (387)
          Other                                        -        287
          Amounts added to net operating
             loss carryforward                       2,424    3,837
                                                    -------  -------
                                             $         -        -
                                                    =======  =======

   The  tax  effects of temporary differences that give  rise  to
   significant   portions  of  the  deferred   tax   assets   and
   liabilities at March 31, 1994 are as follows (in thousands):

       Deferred tax assets:
         Property and equipment, principally
          due to differences in the bases of
          assets as a result of fresh-start
          accounting and depreciation methods          $ 23,006
         Net operating loss carryforwards                 9,180
         Accrued expenses                                 2,366
         Other                                              477
         Losses in consolidated taxable entities          3,720
         Deferred income                                  1,136
         Deferred compensation                              605
                                                        -------
          Total gross deferred tax assets                40,490
          Loss valuation allowance                       37,924
                                                        -------
          Net deferred tax assets                         2,566
                                                        -------
       Deferred tax liabilities:
         Gains on property sales                         (1,595)
         Deferred management fees                          (593)
         Investments, principally due to
           differences in the bases of assets
           as a result of fresh-start accounting           (378)
                                                        -------
          Total gross deferred tax liabilities           (2,566)
                                                        -------

          Net deferred tax liabilities             $       -
                                                        =======

   The valuation allowance for deferred tax assets at April 1, 1993 was $35,552,000, and the net change in the total valuation allowance for the year ended March 31, 1994 was an increase of $2,372,000.

   As of March 31, 1994, income tax loss carryforwards for tax purposes were estimated to be approximately $163,000,000 before the application of certain loss carryforward limitations resulting from a second change in ownership within two years of Forum Group's bankruptcy reorganization. As a result of these limitations, Forum Group expects the utilization of loss carryforwards will be limited to approximately $27,000,000. These tax loss carryforwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, any future benefit of tax loss carryforwards arising prior to the reorganization will be reported as a direct addition to paid-in capital.

(5)Long-term Debt
   --------------
   Long-term debt comprised the following at March 31 (in thousands):

                                                     1994      1993
                                                     ----      ----

          Mortgage loans                         $ 183,858    92,210
          Senior secured term notes                   -       94,586
          Senior subordinated notes                 10,000      -
          Capitalized leases                         8,470     8,825
          Other                                      2,766     4,477
                                                   -------   -------
                                                 $ 205,094   200,098
                                                   =======   =======


   The senior secured notes associated with the term loan repaid in June 1993 required interest monthly at the lead bank's reference rate with a minimum rate of 6.5% through June 30, 1992, and the lead bank's reference rate plus 2% (to be reduced by .25% as each principal installment is made) with a minimum of 8.5% (reducing commensurately) thereafter (effective rate of 8.5% at March 31, 1993). Principal payments were required in semi-annual installments of $13,443,000 to maturity on June 30, 1996. The loan agreement also required principal payments of 50% of excess cash flow, as defined, and 100% of the net after-tax cash proceeds from the sale of major assets, as defined. The loan agreement also contained limitations on capital expenditures, investments and additional indebtedness, and prohibited cash dividends. On April 2, 1992, the senior secured term notes were reduced by $11,533,000 and accrued interest was reduced by $13,050,000 with the proceeds from the sale of two RCs and other major assets. In connection with the sale, the purchaser provided Forum Group a loan in the amount of $682,500 which was retired in December 1993.

   On June 14, 1993, the senior secured term notes were retired with the proceeds of a senior credit facility of $50,000,000, senior subordinated notes of $40,000,000 (of which $25,000,000 were held by the Investors or their affiliates) and other funds. The senior credit facility required that interest be paid quarterly at either the prime rate plus 2% or the Eurodollar rate plus 3.5%, and required quarterly principal payments of $1,000,000 on December 31, 1993 and March 31, 1994; $1,500,000 through March 1995; $2,250,000 through March 1996; and $2,750,000 to maturity on March 31, 1999. The senior subordinated notes require interest semi-annually at 12.5% to maturity in 2003.

   On February 1, 1994, Forum Group obtained a mortgage loan and used the proceeds to retire the senior secured credit facility of $49,000,000 and senior subordinated notes of
   $30,000,000, and to pay the related prepayment premiums to the Investors or their affiliates totaling $3,000,000 (included as an extraordinary charge in the accompanying consolidated statement of operations), to pay fees and expenses of approximately $3,000,000, and to purchase an interest rate cap agreement for approximately $7,427,000. The mortgage loan with a balance of $93,194,000 at March 31, 1994 requires monthly payments of principal (based on a 25-year amortization) and interest at LIBOR plus 4.3%, assuming servicing costs of 0.2% (7.894% at March 31, 1994), with a maximum rate of 8.925%, to maturity on January 1, 2001. The loan agreement prohibits prepayment for three years and requires payment of a yield maintenance premium, as defined, if prepaid thereafter. Additional principal payments are required if the debt service coverage ratio is below
   specified  levels.   The loan is secured  by  seven  of  Forum
   Group's RCs.

   Forum Retirement Communities I, L.P., a consolidated affiliate of Forum Group, has a mortgage loan on one RC with a balance of $25,993,000 and $26,138,000 at March 31, 1994 and 1993, respectively, from several of its limited partners. Forum Group is the sole general partner (with a 15% beneficial interest) and a limited partner (with a 43.95%
   beneficial  interest).   Interest is due  quarterly  at  LIBOR
   plus  1.5%  (5.1%  and  4.8%  at  March  31,  1994  and  1993,
   respectively), with quarterly principal payments beginning in May 1993 based on 30-year amortization to maturity in February 1999.

   Forum Retirement Communities II, L.P., a consolidated affiliate of Forum Group, has a mortgage loan on three RCs with  a  balance of $46,685,000 and $47,470,000 at  March  31,
   1994 and 1993, respectively, from several of its limited partners. Forum Group is the sole general partner (with a
   6.25% beneficial interest) and a limited partner (with a 53.15% beneficial interest). Interest at LIBOR plus 1.3% (4.9% and 4.6% at March 31, 1994 and 1993, respectively) and principal payments based on 30-year amortization are due quarterly to maturity in May 1996.

   Forum Group has a mortgage loan on one RC with a balance of $14,580,000 and $14,978,000 at March 31, 1994 and 1993,
   respectively, which requires monthly payments including interest at 10.5%, plus a payment of $300,000 in April 1994, to maturity in December 1997. Other mortgage loans with balances of $3,407,000 and $3,624,000 at March 31, 1994 and
   1993, respectively, require monthly payments including interest at variable rates to maturity in 1996 and 1999.

   Construction  loans were secured by mortgages  on  Rancho  San
   Antonio and bore interest payable monthly ranging from the prime rate plus 2% to the prime rate plus 4% (effective rate of 8.3% at March 31, 1993). Proceeds from the sale of cooperative memberships were used to retire the loans in February 1994.

   Future minimum payments under capitalized leases approximate $1,100,000 for each of the five years ending March 31, 1999, with approximately $9,300,000 due thereafter, including imputed interest of approximately $6,500,000. Property and equipment at March 31, 1994 and 1993 include $10,567,000 and $10,319,000, respectively, of assets under capital leases, consisting principally of buildings and leasehold improvements, and related accumulated depreciation was $621,000 and $300,000, respectively.

   Other mortgage loans and long-term debt are secured by facilities and land owned by Forum Group. In addition, Forum
   Group has outstanding letters of credit in the amount of $6,884,000 at March 31, 1994.

   At March 31, 1994, scheduled maturities of long-term debt during the next five years (based on current interest rates) are $3,804,000 in 1995, $4,241,000 in 1996, $50,024,000 in
   1997,  $17,145,000  in 1998, and $29,227,000  in  1999.   Cash
   paid for interest was $15,309,000 and $30,539,000 in fiscal year 1994 and 1993, respectively.

(6)Commitments and Contingencies
   -----------------------------
   In January 1994, the Russell F. Knapp Revocable Trust (the "Knapp Trust"), a substantial holder of the publicly traded units of the Partnership, filed a complaint (the "Knapp Trust Complaint") in the United States District Court for the Northern District of Iowa against Forum Retirement, Inc., the wholly-owned subsidiary of Forum Group which serves as general partner of the partnership ("FRI"), alleging breach of the partnership agreement, breach of fiduciary duty, and violation of securities laws. In March 1994, the Knapp Trust Complaint was amended, adding Forum Group as a defendant. The Knapp Trust Complaint alleges, among other things, that the Board of Directors of FRI is not comprised of a majority of Independent Directors, as required by the partnership agreement and as allegedly represented in the 1986 Prospectus of the Partnership, that the allegedly improper composition of the Board of Directors of FRI is a consequence of actions by Forum Group, and that FRI's Board of Directors has approved and/or acquiesced in 8% management fees being charged by Forum Group under the management agreement under which Forum Group manages all of the Partnership's RC's (whereas, the Knapp Trust Complaint alleges, the "industry standard" for such fees is 4% thereby allegedly resulting in an "overcharge" to the Partnership estimated by the Knapp Trust at $1.8 million per annum, beginning January 1, 1994). The Knapp Trust is seeking the restoration of certain former directors to the Board of Directors of FRI and the removal of certain other directors from such Board, an injunction prohibiting the payment of 8% management fees, and unspecified compensatory and punitive damages. Forum Group and FRI believe that the allegations in the Knapp Trust Complaint are without merit and intend vigorously to defend against this litigation.

   In May 1992, a resident of the RC owned by Greenville instituted an action seeking, among other things, the termination of the RC's management agreement with Forum Group, the elimination of Greenville's option to repurchase condominium units, and the elimination of the requirement that a condominium unit owner be a party to a residence agreement. In September 1993, the Bankruptcy Court permanently enjoined further prosecution of this action, finding that the claims asserted violated Forum Group's reorganization plan. The matter is currently under appeal before the Bankruptcy Court. Management believes that Forum Group and Greenville have substantial defenses to these claims.

   Forum Group and its subsidiaries have been named as defendants in several other professional malpractice and negligence actions, and may be subject to other claims arising from services provided to residents of their facilities. To the extent those claims arose before the effective date of the Reorganization Plan, they have received or will receive treatment under the plan. Forum Group maintains professional liability insurance, comprehensive general liability insurance and other typical insurance coverage on its facilities. Management believes that those claims are either adequately insured or, to the extent (if any)  they  are  not  insured, will not  materially  adversely
   affect   Forum   Group's  financial  condition  or   operating
   results.

Independent Auditors' Report
- - ----------------------------

The Board of Directors and Shareholders
Forum Group, Inc. (Predecessor Company):

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Forum Group, Inc. and subsidiaries (Predecessor Company) for the year ended March 31, 1992. These consolidated financial statements are the responsibility of Forum Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Forum Group, Inc. and subsidiaries (Predecessor Company) for the year ended March 31, 1992 in conformity with generally accepted accounting principles.

As discussed in note 1, Forum Group's reorganization plan was confirmed by the U.S. Bankruptcy Court effective March 31, 1992 for financial reporting purposes, and all consolidated financial statements for any period prior to March 31, 1992, are referred to as "Predecessor Company" as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.



/s/ KPMG Peat Marwick

Indianapolis, Indiana
May 13, 1994

               FORUM GROUP, INC. AND SUBSIDIARIES
                      (PREDECESSOR COMPANY)

              Consolidated Statement of Operations

                    Year ended March 31, 1992

             (in thousands except per share amounts)


Revenues:
  Net operating revenues                               $   84,656
  Facility sales, net                                         379
  Other income (expense)                                  (5,267)
                                                          -------
       Total revenues                                      79,768
                                                          -------

Costs and expenses:
  Operating expenses                                       75,348
  General and administrative expenses                       6,976
  Depreciation and amortization                            11,620
  Reduction in carrying value of property                  12,771
                                                          -------
       Total costs and expenses                           106,715
                                                          -------

                                                         (26,947)
Other:
  Investment income                                         1,327
  Interest expense (contractual interest of $31,810)     (20,541)
  Reorganization expenses                                 (9,013)
  Effect of fresh-start reporting                        (62,261)
                                                          -------

       Loss before other partners' interest
           and extraordinary credit                     (117,435)

Other partners' interest in losses of
    consolidated partnerships                              1,688
                                                          -------

       Loss before extraordinary credit                 (115,747)

Extraordinary credit - extinguishment of debt             116,195
                                                          -------

       Net income                                    $        448
                                                          =======

Weighted average number of common shares outstanding       32,548
                                                          =======
Income (loss) per common share:
  Loss before extraordinary credit                  $      (3.56)
  Extraordinary credit                                      3.57
                                                          -------

       Net income                                    $       0.01
                                                          =======

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                      (PREDECESSOR COMPANY)

         Consolidated Statement of Shareholders' Equity

                    Year ended March 31, 1992

                         (in thousands)


                                       Common Stock                Retained
                                 --------------------------
                                   Number of shares                earnings
                                 ------------------------

                                 Successor    Predecessor          (accumulated
                                  Company      Company     Amount    deficit)
                                 ---------    -----------  ------  -----------

Balances at March 31, 1991           -          32,548   $ 105,477   (104,956)

  Net income                         -            -           -           448
  Cancellation of shares of
     predecessor company and
     elimination of deficit          -         (32,548)   (104,508)   104,508
  Issuance of shares of
     successor company             10,000         -         18,425       -
                                  -------      --------   ---------   --------

Balances at March 31, 1992         10,000         -      $  19,394       -
                                  =======      ========   =========   ========


See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                      (PREDECESSOR COMPANY)

              Consolidated Statement of Cash Flows

                    Year ended March 31, 1992

                         (in thousands)


Cash flows from operating activities:
  Net income                                           $      448
  Adjustments to reconcile net income to cash
      provided by operating activities:
     Depreciation and amortization                         11,620
     Other amortization                                     1,139
     Effect of fresh-start reporting                       62,261
     Extraordinary credit - extinguishment of debt       (116,195)
     Reduction in carrying value of property               12,771
     Facility sales, net                                     (379)
     Notes, investments and other receivables                 148
     Accrued and refundable income taxes                      182
     Accrued interest                                       8,192
     Other accrued revenues and expenses, net              17,885
     Other partners' interest in losses of
      consolidate partnerships                             (1,688)
     Losses of Forum Retirement Partners, L.P.              5,714
     Other                                                    344
                                                         --------
       Net cash provided by operating activities            2,442
                                                         --------

Cash flows from investing activities:
  Additions to property and equipment                     (36,304)
  Disposals of property and equipment                         972
  Disposals of land held for resale                         6,580
  Collections and advances on notes receivable                154
                                                         --------
       Net cash used by investing activities              (28,598)
                                                         --------

Cash flows from financing activities:
  Proceeds from long-term debt, notes and debentures       36,430
  Payments on long-term debt, notes and debentures        (47,699)
  Proceeds from cooperative memberships                    40,702
  Deferred financing and other costs                         (136)
  Other                                                     1,961
                                                         --------
       Net cash provided by financing activities           31,258
                                                         --------

Net increase in cash and cash equivalents                   5,102

Cash and cash equivalents at beginning of year              2,440
                                                         --------

Cash and cash equivalents at end of year              $     7,542
                                                         ========

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES
                      (PREDECESSOR COMPANY)

           Notes to Consolidated Financial Statements

                    Year ended March 31, 1992


(1)Summary of Significant Accounting Policies
   ------------------------------------------
   Basis of Presentation
   ---------------------
   On April 2, 1992, the reorganization plan of Forum Group, Inc. ("Forum Group") and eleven of its subsidiaries (the "Reorganization Plan") was confirmed by the U.S. Bankruptcy Court. The Reorganization Plan provides for secured and certain other creditors to receive current and/or deferred cash payments equal to their allowed claims and for general unsecured and subordinated creditors to receive approximately 95% of the shares of common stock of the reorganized company. The Reorganization Plan was effective for financial reporting purposes as of March 31, 1992. In accordance with Statement of Position No. 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants, Forum Group accounted for the reorganization using fresh-start reporting (see note 2). Accordingly, all consolidated financial statements for any period prior to March 31, 1992 are referred to as
   "Predecessor Company" as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

   Costs incurred in connection with the reorganization proceedings, primarily professional fees, are reflected as reorganization expenses in the accompanying consolidated statements of operations. As Forum Group anticipated that the Reorganization Plan would not provide for the funding of accrued interest on the subordinated notes and debentures, interest on those obligations from the date the voluntary petition was filed was no longer accrued. Contractual interest on those obligations amounted to $11,601,000 in excess of reported interest expense for fiscal year 1992.

   Forum Group operates in the senior housing industry, with particular emphasis on the operation of full-service retirement communities ("RCs"). Forum Group also operates one nursing home. The consolidated financial statements include the accounts of Forum Group and its subsidiaries and partnerships over which it exercises significant control. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenues
   --------
   Routine service revenues, generated by monthly charges for independent living units and daily or monthly charges for assisted living suites and nursing beds, are recognized based on the terms of the residency and admission agreements. Ancillary service revenues, generated on a fee for service basis for supplementary items requested by residents, are recognized as the services are provided.

   Net operating revenues include amounts estimated by management to be reimbursable by Medicaid, Medicare and other cost-based programs. Cost-based reimbursements are subject to examination by agencies administering the programs, and provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, operations are charged or credited when the adjustments become final. Advance payments received for services are deferred until the related services have been provided.

   Facility sales are recognized at closing, less provisions  for estimated future costs to be incurred.  Gains on the  sale  of
   facilities  that  are  contingent  upon  future  results   are
   deferred until those results are achieved.

   Property and Equipment
   ----------------------
   If management believes the value of certain property is not recoverable, the carrying value is reduced to the estimated recoverable value. When a project is determined to be infeasible, costs associated with the project not expected to be recovered through the sale of property are written off. Capital leases are recorded at the lower of the fair market value of the assets leased or the present value of the minimum lease payments at inception. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets.

   Memberships in certain RCs owned by cooperative housing corporations controlled by Forum Group are sold to the residents of the RCs. The proceeds from the cooperative memberships are deferred until Forum Group no longer controls the corporation at which time a sale of the property will be recognized.

   Investments
   -----------
   Investments in limited partnerships are carried at cost plus Forum Group's share of income or loss, less distributions. Any difference between Forum Group's carrying value of limited partnership investments and its percentage interest in the partnerships' underlying book value is amortized over the remaining life of the partnerships' properties.

   Cash Equivalents
   ----------------
   Cash equivalents represent commercial paper and other income-producing securities which have an original maturity of less than three months and are readily convertible to cash, and are stated at cost which approximates market.

   Deferred Costs
   --------------
   Fees and other costs incurred to obtain long-term financing are amortized to interest expense over the term of the related debt on a straight-line basis. Costs incurred in the initial occupancy of RCs are amortized on the straight-line method over the first twelve months after opening the RC.

   Deferred Income
   ---------------
   Deferred income primarily represents resident deposits under lifecare residency agreements. Most of the deposits are recognized as income over the estimated useful lives of the RCs.

   Shareholders' Equity
   --------------------
   All previously issued and outstanding common shares were canceled upon confirmation of the Reorganization Plan, and up to 10,000,000 new shares were contemplated to be issued pursuant to the Reorganization Plan (see note 2).

   Through March 31, 1992, Forum Group had 1,000,000 authorized nonvoting preferred shares and 1,000,000 authorized voting preferred shares, all without par value. At March 31, 1992, none of those shares were issued or outstanding.

   Retirement Agreements
   ---------------------
   Forum Group has retirement agreements with certain officers under which each officer is to be paid 50% of average annual compensation, as defined, for a period of fifteen years upon reaching age 65. Upon disability or death prior to retirement, each officer is to receive benefits for a period of ten years based on compensation as calculated for retirement benefits. Two other former officers of Forum Group received cash payments of $388,000 upon confirmation of the Reorganization Plan and are to receive monthly payments of $8,600 through April, 1994.

   Federal Income Taxes
   --------------------
   In  connection  with  the  adoption of fresh-start  reporting,
   Forum   Group   adopted  Statement  of  Financial   Accounting
   Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Prior to the adoption of fresh-start reporting, Forum Group accounted for income taxes under Statement of Financial Accounting Standards No. 96 ("SFAS 96"). Under both SFAS 109 and SFAS 96, income tax expense is the amount of income taxes expected to be payable for the current year, plus or minus the change in deferred income tax assets and liabilities established for expected future income tax consequences resulting from differences between the book and tax bases of assets and liabilities. The effect of the change is not material.

   Income Per Share
   ----------------
   Net income per common share is based on the weighted average number of common shares outstanding. Common equivalent shares consisting of stock options have a nondilutive effect. The Reorganization Plan significantly diluted equity interests of the predecessor shareholders.

(2)Plan of Reorganization and Fresh-start Reporting
   ------------------------------------------------
   In accordance with SOP 90-7, since the holders of the previously issued common stock are to receive less than 50% of the new common stock and the reorganization value is less than postpetition liabilities and allowed claims, Forum Group accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were adjusted as of March 31, 1992 to reflect their reorganization value, which approximates estimated fair value at the effective date.

   Based on management's estimate of the fair value of Forum Group's consolidated assets, a reorganization value of $393,046,000 was established. The factors considered in determining the estimated fair value of assets and liabilities are as follows:

          Property and equipment were valued using an income approach which converted the estimated operating cash flow during a six-year period and the estimated value at the end of six years into a value estimate. The estimated operating cash flow was based on management's 1993 operating budgets, annual revenue and expense increases ranging from 3.5% to 4.75%, management fees of 3% and annual capital expenditures of $100,000 per facility. Discount rates ranging from 10% to 15.5% were used to compute the value of the estimated cash flows, and capitalization rates ranging from 12.5% to 14.5% were used to compute the estimated value at the end of the period. Two RC's were valued at $36,723,000, the net proceeds from a sale which closed April 2, 1992 (see note
       4).

          Investments in Forum Retirement Partners, L.P. (the "Partnership"), (see note 3), and Greenville Retirement Community, L.P. ("Greenville"), were valued on the basis of Forum Group's percentage interest in the estimated net value of the RCs owned by those partnerships using similar valuation techniques and assumptions. The investment in National Enterprises, Inc. ("National"), was valued at $600,000 based on management's estimate of the net realizable value of that investment.

           All other assets were valued based on management's estimate of their net realizable value. Deferred costs and other assets with no continuing independent benefit were eliminated.

           All liabilities were adjusted to reflect the payment terms included in the Reorganization Plan. An additional liability of $1,380,000 was recorded to reflect management's estimate of future costs of providing management services for the Partnership's RCs (see note
       3).

           Cooperative memberships are reflected at the net cash proceeds from the sale of memberships, and other partners' equity are reflected at the net amounts
       contributed,  less  allocation  of  the  losses   of   the
       partnerships.

   Of the up to 10,000,000 shares of common stock issuable pursuant to the Reorganization Plan, approximately 441,000 shares have been reserved pending the final settlement of disputed general unsecured claims (including certain legal claims) totaling approximately $8,580,000. Upon final resolution of those claims, the shares held in reserve will be canceled. Management is currently unable to determine the ultimate disposition of those shares.

   The  following summarizes the effect of fresh-start  reporting
   on   the   condensed  consolidated  balance   sheet   of   the
   Predecessor Company as of March 31, 1992 (in thousands):

                                              Extin-     Effect
                                              guish-    of fresh-
                                Predecessor    ment      start      Successor
                                  Company     of debt   reporting    Company
                                -----------   -------   ---------   ---------

   Property and equipment       $ 401,559        -      (52,097)     349,462
   Investments                     14,133        -       (5,256)       8,877
   Notes, investments and
      other receivables             4,811        -         (209)       4,602
   Land held for resale             4,400        -         (866)       3,534
   Other assets                    31,325        -       (4,754)      26,571
                                 --------    --------   --------    ---------

        Total assets            $ 456,228        -      (63,182)     393,046
                                 ========    ========   ========    =========

   Long-term debt                 257,078      2,963       -         260,041
   Subordinated notes and
      debentures                  117,525   (117,525)      -            -
   Accrued interest                22,756     (8,918)      -          13,838
   Resident deposits                7,541        -         -           7,541
   Deferred income                 15,208        -         (921)      14,287
   Other liabilities               45,849    (11,140)      -          34,709
                                 --------    --------   --------    ---------
        Total liabilities         465,957   (134,620)      (921)     330,416
                                 --------    --------   --------    ---------

   Cooperative memberships         40,702        -         -          40,702
   Other partners' equity           2,534        -         -           2,534
   Shareholders' equity
      (deficit)                   (52,965)   134,620    (62,261)      19,394
                                 --------    --------   --------    ---------

                                $ 456,228        -      (63,182)     393,046
                                 ========    ========   ========    =========

(3)Investments
   -----------
   The investment in the Partnership represents a 22.85% equity interest. Other income (expense) for fiscal year 1992 includes losses of $5,714,000, representing Forum Group's share of the Partnership's losses for those years. Summary information of the Partnership for the year ended March 31, 1992 is as follows (in thousands):

      Revenues                                           $ 44,578
      Costs and expenses                                   53,335
      Reductions in carrying value of properties           14,850
                                                          -------

           Net loss                                      $ 23,607
                                                          =======

   To support distributions to limited partners, all management fees since the inception of the Partnership, totaling $9,850,000 through March 31, 1992, have been deferred and not recognized as income by Forum Group. Management fees through December 31, 1993 are also to be deferred.

   National filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in December, 1990. Based on an ongoing evaluation of information filed with the applicable bankruptcy court, Forum Group has concluded that full recovery of its investment in National is not probable and, accordingly, $1,463,000 of the investment was charged to operations in 1992 to reflect Forum Group's then-current estimate of the amount not recoverable.

(4)Reduction in Carrying Value of Property
   ---------------------------------------
   On April 2, 1992, Forum Group sold two RCs to an independent third party for $36,723,000. Based on the net sales proceeds, a reduction in carrying value of the properties of $12,771,000 was recorded during 1992. In connection with the sale, the purchaser is to provide Forum Group a loan of $682,500, payable in equal semi-annual installments commencing in October 1992, with interest at the prime rate plus 2.5% to maturity in April 1998.

(5)Facility Sales
   --------------
   In fiscal year 1990, one RC was sold by Forum Group to the Partnership for $23,545,000 and leased back by Forum Group pursuant to a two-year operating lease. On May 1, 1991, Forum Group gave the Partnership notice of rejection of that lease, and the RC is now operated under Forum Group's management agreement with the Partnership. Forum Group recognized gains on sales of RCs to the Partnership totaling $386,000 in fiscal year 1992.

(6)Income Taxes
   ------------
   In  1992,  ordinary tax losses were approximately  $28,000,000
   and   alternative   minimum  tax  losses   are   approximately
   $26,000,000. No further refunds are available in the three-year carryback period.

   Income tax refunds (net of payments) of $104,000 was received during fiscal year 1992. The income tax benefit differs from the amount expected at 34% of the loss before income taxes due to the carryforward of net operating losses.

(7)Long-term Debt
   --------------
   Prior to the confirmation of the Reorganization Plan, Forum Group was in default under the terms of substantially all of its long-term debt. Certain long-term debt obligations of consolidated subsidiaries not reorganized under Chapter 11 were or may have been in default due to failure to make required payments or as a result of Forum Group's petition. Although payments could not have been made with respect to the long-term debt without approval of the presiding bankruptcy court, the following is a description of the terms of the various debt agreements without regard to the reorganization plan (see note 2):

   Forum Group's term loan bore default interest at 4.25% above the lead bank's reference rate for domestic rate loans or 5.75% (plus a reserve factor) above the Eurodollar rate for Eurodollar rate loans. Prior to its maturity in January
   1991, the term loan bore interest at 2.25% above the lead bank's reference rate or 3.75% above the Eurodollar rate.

   Forum Retirement Communities I, L.P., a consolidated affiliate of Forum Group, has a mortgage on one RC with an original balance of $28,500,000 with several of its limited partners. Forum Group is the sole general partner (with a 15% beneficial interest) and a limited partner (with a 43.95% beneficial interest). Interest on the mortgage loan is due quarterly at LIBOR plus 1.5% with quarterly principal payments beginning in May 1993, based on 30-year amortization and a final maturity in February 1999.

   Forum Retirement Communities II, L.P., a consolidated affiliate of Forum Group, has a mortgage on three RCs with an original balance of $48,000,000 with several of its limited partners. Forum Group is the sole general partner (with a
   6.25% beneficial interest) and a limited partner (with a 53.15% beneficial interest). Interest on the mortgage loan is due quarterly at LIBOR plus 1.3% with quarterly principal payments beginning in August 1992, based on 30-year amortization and a final maturity in May 1996.

   Forum Group financed a RC with a $14,600,000 first mortgage loan which required monthly payments of $133,590, including interest at 10.5%, to maturity in July 2000.

   A construction loan was advanced under a commitment from a bank and is secured by a leasehold mortgage on a lifecare RC. Interest is payable monthly at LIBOR plus 2.25% or the bank's reference rate plus 1%. During fiscal year 1992, the maturity of this loan was extended from December 1991 to June 1992.

   Future minimum payments under capitalized leases approximate $1,100,000 for each of the five years ending March 31, 1997, with approximately $12,400,000 due thereafter, including imputed interest of approximately $8,600,000. Total rental expense amounted to $2,530,000 and $9,592,000 for fiscal years 1992 and 1991, respectively.

   Other long-term debt and industrial development bonds are secured by facilities owned by Forum Group, and the other notes payable are secured by land.

   During fiscal year 1992, Forum Group incurred interest costs of $23,740,000 of which $3,531,000 was capitalized. Interest payments were $11,529,000 during that year.

(8)Subordinated Notes and Debentures
   ---------------------------------
   Prior to the confirmation of the Reorganization Plan, Forum Group was in default under the terms of all of its subordinated note and debenture agreements. Although payments could not have been made with respect to those notes and debentures without approval of the Bankruptcy Court, the following is a description of the terms of the various debt agreements without regard to the Reorganization Plan (see note 2):

   The 6.25% convertible subordinated debentures were redeemable by Forum Group, in whole or in part, at any time, at rates ranging from 106.25% to 100% of principal amount, plus accrued interest, except that the debentures were not redeemable prior to August 15, 1991, except under certain circumstances. The debentures were convertible into common shares at any time prior to maturity, at the option of the holder, at a conversion price of $11.41 per share. The debentures were redeemable on August 15, 1991, at the option of the holder, at 110.51% of principal amount, plus accrued interest. Prior to the commencement of the reorganization proceedings, Forum Group accrued interest on the debentures at the rate of 1.75% per annum, which represented an incremental increase in the effective interest rate to 8%, in order to provide for redemption of the debentures at the option of the holders. Mandatory sinking fund payments sufficient to retire $5,250,000 principal amount of the debentures annually, commencing August 15, 1997, were required to retire 70% of the issue prior to maturity.

   The 10% senior subordinated notes due 1993 were discounted to yield an effective interest rate of 13.875%. The notes were redeemable by Forum Group, in whole or in part, at any time, at 100% of principal amount, plus accrued interest.
   Mandatory sinking fund payments sufficient to retire $2,500,000 principal amount of the notes annually were required to retire 50% of the issue prior to maturity. Forum Group had the noncumulative option to increase the sinking fund payment in any year by up to an additional $2,500,000.

(9)Shareholders' Equity
   --------------------
   Options were granted to certain officers and key employees to purchase common shares pursuant to an incentive stock option plan. The options were exercisable at the cumulative rate of 20% per year at prices not less than the market value of the shares at the date of grant. No options were exercised during the year ended March 31, 1992, and all options were canceled as of the effective date of the Reorganization Plan.

Quarterly Financial Data
- - ------------------------

       The following quarterly financial data summarize the unaudited quarterly results for the fiscal years ended March 31, 1994 and March 31, 1993, respectively:

                                                                       Income (Loss)
                                                                     Per Common Share
                                                                --------------------------
                                  Income (Loss)                 Income (Loss)
                                  Before                        Before
                       Total      Extraordinary    Net Income   Extraordinary   Net Income
                       Revenues   Charge           (Loss)       Charge          (Loss)
Quarters Ended         -------------------------------------------------------------------
                                       (in thousands except per share amounts)
June 30, 1992           $20,641     $(3,150)       $(3,150)       $(0.42)        $(0.42)
September 30, 1992       22,250      (2,116)        (2,116)        (0.28)         (0.28)
December 31, 1992        23,642      (1,815)        (1,815)        (0.24)         (0.24)
March 31, 1993           25,577        (278)          (278)        (0.04)         (0.04)

June 30, 1993            24,950      (1,201)        (1,616)        (0.13)         (0.17)
September 30, 1993       26,981         859            861          0.05           0.05
December 31, 1993        28,059       1,632            272          0.08           0.01
March 31, 1994           27,576       1,400         (6,647)         0.07          (0.31)




       Item   9.    Disagreements  on  Accounting  and  Financial
       ----------------------------------------------------------
Disclosure.   Not applicable.
- - -----------

                            PART III
                            --------

       Item   10.   Directors  and  Executive  Officers  of   the
       ---------    ---------------------------------------------
Registrant.
- - ----------

Directors

      The following table indicates (i) the name, principal occupation and business experience of each director of Forum Group, (ii) the period during which each director has served in such capacity, and (iii) the age of each director. The term of office of each of the directors will expire at Forum Group's 1994 Annual Meeting of Shareholders.

           Name of Nominee, Principal              Served as a
       Occupation and Business Experience          Director Since        Age
       ----------------------------------          --------------        ---

Robert     A.    Whitman                               1993              41
 President, Chief Executive Officer and
 Chairman of the Board of Forum  Group,
 since  1993;  President  and  Co-Chief
 Executive  Officer  of  The  Hampstead
 Group,  a  privately  held  investment
 company,   since   1991;   theretofore
 Managing  Partner and Chief  Executive
 Officer of Trammell Crow Ventures, the
 real  estate  investment, banking  and
 investment management unit of Trammell
 Crow   Company,  and  Chief  Financial
 Officer   of  Trammell  Crow  Company,
 since prior to 1989.

Peter     P.    Copses                                 1993              35
 An    officer   of   Apollo    Capital
 Management,  Inc.  and  Lion   Capital
 Management,     Inc.,    respectively,
 general  partners of Apollo  Advisors,
 L.P.,  which acts as managing  general
 partner    of    certain    securities
 investment funds (including AFG),  and
 Lion  Advisors, L.P., which serves  as
 financial  advisor and  representative
 for  Altus  Finance and certain  other
 institutional investors  with  respect
 to securities investments, since 1990;
 theretofore  employed  by   Donaldson,
 Lufkin    and    Jenrette   Securities
 Corporation,  an investment  firm,  in
 1990;  and  theretofore  employed   by
 Drexel  Burnham Lambert  Incorporated,
 an  investment  firm, since  prior  to
 1989;  director  of  Lamonts  Apparel,
 Inc.,  a  company owning clothing  and
 department  stores;  Calton,  Inc.,  a
 homebuilder  with  operations  in  New
 Jersey,  California and  Florida;  and
 Zales  Corporation, a  company  owning
 jewelry stores.

Daniel     A.    Decker                                1993              41
 Managing Director and General  Counsel
 of  The  Hampstead Group, a  privately
 held  investment company, since  1990;
 theretofore a partner in the law  firm
 of  Decker,  Hardt, Munsch and  Dinan,
 P.C., since prior to 1989.

           Name of Nominee, Principal              Served as a
       Occupation and Business Experience          Director Since        Age
       ----------------------------------          --------------        ---

James     E.    Eden                                   1993              56
 Owner of James E. Eden & Associates, a
 consulting  firm specializing  in  the
 senior   living  and  long-term   care
 industry,   President   of   Eden    &
 Associates, Inc.. a company engaged in
 the  senior living and long-term  care
 industry, Chairman and Chief Executive
 Officer  of  Oakwood  Living  Centers,
 Inc.,   a   company  which  owns   and
 operates     nursing     homes     and
 rehabilitation  centers,  since  1992;
 theretofore   employed   by   Marriott
 Corporation, a company which owns  and
 operates senior living facilities,  in
 various capacities including Executive
 Vice President and Vice President  and
 General    Manager,   Senior    Living
 Services  Division,  since  prior   to
 1989.

Asher     O.    Pacholder                              1992              55
Chairman  of  the Board  of  Pacholder
 Associates,   Inc.,   an    investment
 banking   and   advisory   firm,   and
 Chairman   and  President   of   USF&G
 Pacholder Fund, Inc., a publicly  held
 closed-end  investment company,  since
 prior   to   1989;  director   of   AM
 International, Inc., a company engaged
 in  the  manufacture and marketing  of
 business   graphics  equipment;   ICO,
 Inc.,  a  company engaged in  the  oil
 field  services industry;  United  Gas
 Holding  Corp., a company  engaged  in
 the  gas  line transmission  industry;
 The  Southland Corporation, a  company
 engaged   in  the  convenience   store
 industry;    and    Trump's     Castle
 Associates, L.P., a company engaged in
 the casino industry.

William   G.  Petty,  Jr.                              1993              48
 President and Chief Executive  Officer
 of   Evergreen  Healthcare,  Inc.,   a
 company   engaged  in  the  healthcare
 industry, since prior to 1989.

Antony     P.    Ressler                               1993              33
 Officer  of Apollo Capital Management,
 Inc.   and  Lion  Capital  Management,
 Inc.,  respectively, general  partners
 of  Apollo Advisors, L.P., which  acts
 as managing general partner of certain
 securities investment funds (including
 AFG),  and Lion Advisors, L.P.,  which
 serves   as   financial  advisor   and
 representative for Altus  Finance  and
 certain  other institutional investors
 with     respect     to     securities
 investments,  since 1990;  theretofore
 Senior  Vice  President  in  the  High
 Yield   Bond  Department   of   Drexel
 Burnham   Lambert   Incorporated,   an
 investment  company,  since  prior  to
 1989;    director   of   Hanna-Barbera
 Entertainment Company, Inc., a company
 engaged in the entertainment industry;
 Cherokee,  Inc., a company engaged  in
 the  manufacture  of  apparel;  Family
 Restaurants,  Inc., a company  engaged
 in  the  restaurant industry;  Lamonts
 Apparel,   Inc.,   a  company   owning
 clothing   and   department    stores;
 Gillette  Holdings,  Inc.,  a  company
 which  owns the Vail and Beaver  Creek
 ski

           Name of Nominee, Principal                  Served as a
        Occupation and Business Experience             Director Since    Age
        ----------------------------------             --------------    ---

 resorts and meat packing concern;  PRI
 Holdings,  Inc., a company engaged  in
 the     manufacture    of    packaging
 materials;  and  United  International
 Holdings, Inc., a company engaged   in
 the cable television industry.

D.     Ellen    Shuman                                 1993              39
 Director of Investments - Real  Estate
 for    Yale   University   Investments
 Office, since prior to 1989.

Eric     B.    Siegel                                  1993              36
 An    officer   of   Apollo    Capital
 Management,  Inc.  and  Lion   Capital
 Management,     Inc.,    respectively,
 general  partners of Apollo  Advisors,
 L.P.,  which acts as managing  general
 partner    of    certain    securities
 investment funds (including AFG),  and
 Lion  Advisors, L.P., which serves  as
 financial  advisor and  representative
 for  Altus  Finance and certain  other
 institutional investors  with  respect
 to securities investments, since 1990;
 theretofore  a principal  in  the  law
 firm  of  Cogut,  Taylor,  Siegel  and
 Engelman  since  1989; theretofore  an
 associate  and subsequently a  partner
 in  the law firm of Irell and Manella,
 since  prior  to  1989;  director   of
 Interco,   Incorporated,   a   company
 engaged    in   shoe   and   furniture
 manufacturing  and  distribution,  and
 Sun  International Hotels, Limited,  a
 company   which  owns   and   operates
 hotels.

Merlin     C.    Spencer                               1992              55
 President and Chief Executive  Officer
 of TSI, Inc., a company engaged in the
 manufacture    of    fuel     handling
 equipment,   and  Garsite,   Inc.,   a
 company engaged in the manufacture  of
 aircraft   refuelers,   since    1993;
 principal  of  Spencer  &  Associates,
 Inc.,   a   Shawnee  Mission,  Kansas,
 management       consulting       firm
 specializing    in   the    retirement
 community  industry,  since  prior  to
 1989.

George     D.    Woodard                               1992              47
 Owner  of  George  D.  Woodard,   CPA,
 Carmel,   Indiana,  a  company   which
 provides  accounting and tax  services
 to  the  business  community  and  the
 general public, since prior to 1989.

Executive Officers

      The following table indicates (i) the name, positions and offices with Forum Group and business experience of each of the executive officers of Forum Group, (ii) the period during which each executive officer has served as an officer of Forum Group, and (iii) the age of each executive officer. Each of the executive officers of Forum Group serves at the pleasure of the Board.

           Name of Nominee, Principal                  Served as an
        Occupation and Business Experience             Officer Since     Age
        ----------------------------------             -------------     ---

Robert     A.    Whitman                               1993              41
 President, Chief Executive Officer and
 Chairman of the Board of Forum  Group,
 since  1993;  President  and  Co-Chief
 Executive  Officer  of  The  Hampstead
 Group,  a  privately  held  investment
 company,   since   1991;   theretofore
 Managing  Partner and Chief  Executive
 Officer of Trammell Crow Ventures, the
 real  estate  investment, banking  and
 investment management unit of Trammell
 Crow   Company,  and  Chief  Financial
 Officer   of  Trammell  Crow  Company,
 since prior to 1989.

Paul   A.  Shively,  CPA                               1974              51
 Senior  Vice President of Forum  Group
 since  1993 and from prior to 1989  to
 1993;  Treasurer  and Chief  Financial
 Officer of Forum Group, since prior to
 1989;  President  and Chief  Executive
 Officer  of Forum Group from  1992  to
 1993;  director  of Forum  Group  from
 1988  to  1992; director and Secretary
 of Capital Industries, Inc., a company
 engaged in the sale, installation  and
 service  of  heavy-duty  truck   parts
 (formerly a wholly-owned subsidiary of
 Forum Group).

Brian     C.    Swinton                                1994              49
 Senior      Vice     President-Product
 Development, Research and Marketing of
 Forum  Group, since 1994;  theretofore
 Vice President, Senior Living Services
 Division  of  Marriott Corporation,  a
 company which owns and operates senior
 living  facilities,  since  prior   to
 1989.

Robert     A.    DeVoss                                1990              47
 Vice   President-Operations  of  Forum
 Group,  since  1992; theretofore  Vice
 President-Support  Services  of  Forum
 Group,  since 1990; theretofore Senior
 Director of Operations of Forum Group,
 since prior to 1989.

David     A.    Lewis                                  1989              42
 Vice  President-Sales of Forum  Group,
 since    1989;   theretofore    Senior
 Director  of  Sales  of  Forum  Group,
 since prior to 1989.

John H. Sharpe                                         1992              44
 Vice  President, Secretary and General
 Counsel  of  Forum Group, since  1992;
 theretofore Assistant General  Counsel
 of Forum Group, since prior to 1989.

Richard     A.    Huber                                1993              33
 Vice  President-Operations Finance  of
 Forum  Group, since 1993;  theretofore
 Director-Operations   Accounting   and
 Analysis,   Senior   Living   Services
 Division  of  Marriott Corporation,  a
 company which owns and operates senior
 living  facilities,  since  prior   to
 1989.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers of Forum Group, and persons who own more than 10% of the issued and outstanding Common Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish Forum Group copies of all Section 16(a) forms they file.

       Based   solely  on  review  of  those  copies  or  written
representations that no Forms 5 were required, Forum Group believes that, during its fiscal year ended March 31, 1994, all
Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% shareholders were complied with.


     Item 11.  Executive Compensation.
     -------   ----------------------

Compensation of Executive Officers

      Compensation Summary. The following table summarizes the compensation of the Chief Executive Officer of Forum Group and each of the other four most highly compensated executive officers of Forum Group (collectively, the "Named Executives") for Forum Group's last three fiscal years for services rendered in all capacities to Forum Group and its subsidiaries.


                   SUMMARY COMPENSATION TABLE

    Name and         Fiscal Year     Annual Compensation      All Other
Principal Position  Ended March 31,  Salary($)  Bonus($)   Compensation($)(1)(2)
- - ------------------  ---------------  -------------------   ---------------------

Robert A. Whitman,       1994(3)       -0-         -0-             -0-
President and Chief      1993          --          --              --
 Executive Officer       1992          --          --

Paul A. Shively,         1994        230,000     82,500          3,049
Senior Vice President,   1993        169,583       -0-         208,057(5)
 Chief Financial Officer 1992        151,200     30,000
 and Treasurer (4)

Robert A. DeVoss,        1994        24,891      37,080          1,169
Vice President -         1993       112,970       7,500            -0-
 Operations              1992        97,660        -0-

David A. Lewis,          1994       127,248      37,080            309
Vice President - Sales   1993       130,294       7,500            -0-
                         1992       140,028        -0-

John H. Sharpe,          1994       118,765      50,250          1,965
Vice President, General  1993        96,155      15,000            -0-
 Counsel and Secretary   1992        88,462      14,167


____________________

(1) Pursuant to transition provisions published by the SEC, information regarding "All Other Compensation" is not presented for the fiscal year ended March 31, 1992.

(2) The amounts shown for the fiscal year ended March 31, 1994 represent employer contributions in the following amounts made on behalf of the Named Executives to Forum Group's 401(K) Savings Plan and Forum Group's Employee Stock Purchase Plan, respectively: Mr. Whitman, $0 and $0; Mr. Shively, $1,925 and $1,124; Mr. DeVoss, $598 and $571; Mr. Lewis, $0 and $309; and
Mr. Sharpe $1,716 and $249.

(3) Mr. Whitman became Chairman of the Board and President and Chief Executive Officer of Forum Group on July 19, 1993. Prior to that time, he was not an officer of Forum Group. Mr. Whitman received no compensation from Forum Group for services rendered by him as President and Chief Executive Officer of Forum Group during the fiscal year ended March 31, 1994. Mr. Whitman was paid $11,250 as a retainer for his services as a director of Forum Group during the fiscal year ended March 31, 1994. See also Item 13, "Certain Relationships and Related Transactions" for a discussion of certain payments by Forum Group to Forum Holdings in respect of various general and administrative services provided to Forum Group by Forum Holdings and its representatives, including, among others, Mr. Whitman's services as President and Chief Executive Officer of Forum Group.

(4)   Mr.  Shively  served as the President and  Chief  Executive
Officer of Forum Group during the fiscal year ended on March 31, 1994, but only until July 19, 1993.

(5) Includes $170,689 paid in connection with the termination of Mr. Shively's former employment agreement as of December 31, 1992, and $37,368 representing the fair market value of Common Shares issued pursuant to the Reorganization Plan in settlement of Mr. Shively's claim under Forum Group's former deferred compensation plan.

     Severance Pay Policy. Forum Group's Severance Pay Policy is its primary means of providing severance benefits to employees, including the Named Executives (other than Mr. Whitman). Under the Severance Pay Policy, severance pay will be granted to eligible employees if the termination of their employment is initiated by Forum Group as the result of any one of certain qualifying events, including reductions-in-force, position elimination and the inability to meet the requirements of a position, but not as a result of voluntary resignation, retirement, merger into or acquisition by another organization (if the employee is offered employment with the successor organization), discharge for misconduct and certain other specified reasons. Under the Severance Pay Policy, eligible employees are entitled to receive severance pay as follows: for hourly employees, two weeks regular straight time pay, plus one additional week's regular pay for each year of continuous service, up to a maximum of six month's pay; for salaried employees below the level of manager, one month's pay, plus one additional week's pay for each year of continuous service, up to a maximum of six month's pay; and for salaried employees at the level of manager or above (including the Named Executives, other than Mr. Whitman), one month's pay plus two additional week's pay for each year of continuous service, up to a maximum of eight month's pay.

       Supplemental Retirement Agreements. Forum Group has supplemental retirement agreements with each of Messrs. DeVoss and Lewis. Pursuant to those agreements, upon retirement at age 65 or older, each covered officer or his estate will be paid, for a term certain of fifteen years, an amount per year equal to 50% of his average annual compensation for the five compensation years which yield the highest average annual compensation. Also pursuant to those agreements, upon disability or death prior to retirement and without regard to years of service, each covered officer or his estate will be paid, for a term certain of ten years, a disability or death benefit calculated with reference to the officer's annual compensation as described above. Payments are not reduced for Social Security or other benefits received by covered officers or their estates. The estimated annual retirement benefits at normal retirement age of Messrs. DeVoss and Lewis, assuming their present salaries remained unchanged, would be $52,436 and $76,165, respectively.

Compensation Committee Report on Executive Compensation

     The Compensation Committee (the "Compensation Committee") of the Board of Directors of Forum Group (the "Board") was established by the Board on June 14, 1993. Prior to that time decisions relating to compensation were made by the Board. To the extent that such decisions were made by the Board, rather than by the Compensation Committee, the discussion thereof set forth below is based upon information provided to the Compensation Committee by persons who were members of the Board at the respective times which such decisions were made.

      The principal components of the compensation of Forum Group's executive officers (including the Named Executives, other than Mr. Whitman) for services performed during the fiscal year ended March 31, 1994 were cash salary and cash bonus. The base compensation of each executive officer of Forum Group for the fiscal year ended March 31, 1994 was established using a number of subjective criteria, including level of responsibility, level of experience, individual performance, overall corporate performance and competitive pay practices. Decisions with respect to cash bonuses for the fiscal year ended March 31, 1994 were based on these same criteria. Individual salary and bonus decisions with respect to compensation for the fiscal year ended March 31, 1994 were not based on specific performance criteria and no specific weights were ascribed to the factors considered in making such decisions.

      Mr.  Whitman  has  been  serving  as  President  and  Chief
Executive Officer since July 19, 1993, and has received no compensation from Forum Group for services rendered by him in that capacity. Mr. Whitman does receive certain payments from Forum Group for his services as a director. See also Item 13, "Certain Relationships and Transactions" for a discussion of certain payments by Forum Group to Forum Holdings in respect of various general and administrative services provided to Forum Group by Forum Holdings and its representatives, including, among others, Mr. Whitman's services as President and Chief Executive Officer of Forum Group.

      Prior to July 19, 1993, Mr. Shively served as President and Chief Executive Officer. Mr. Shively was compensated for services rendered by him in such capacity pursuant to an agreement which provided for his employment in such capacity for a period from January 1, 1993 until June 30, 1993 at a base salary for such period of $115,000.

      Section 162(m) of the Internal Revenue Code of 1986, as amended (which was recently adopted under the Omnibus Budget and Reconciliation Act of 1993), does not apply to executive officer compensation reported and discussed above for the fiscal year ended March 31, 1994 and, accordingly, Forum Group has not adopted a policy on qualifying executive officer compensation for deductibility under that Section.

      The Compensation Committee believes that the nature and level of the compensation of Forum Group's executive officers for services performed during the fiscal year ended March 31, 1994 are reasonable and appropriate in light of Forum Group's financial and operational performance and other factors during the such period. A majority of the members of the Compensation Committee is comprised of directors whose principal employment is with the FGI Investors. The FGI Investors, in the aggregate, beneficially own a majority of Forum Group's outstanding Common Shares. See Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions."

      The Compensation Committee is in the process of reviewing Forum Group's compensation policies and practices and expects to adopt and implement for the fiscal year ending March 31, 1995 and subsequent fiscal years a comprehensive executive compensation program, principally intended to (i) provide appropriate incentives to aid in assuring the accomplishment of Forum Group's performance and financial objectives, (ii) help ensure that Forum Group is able to attract and retain top-quality management personnel, and (iii) ensure that an appropriate portion of executive compensation is variable and dependent upon the accomplishment of specific short- and long-term performance and financial objectives, as well as increases in shareholder value.

                            Respectfully   submitted    by    the
                             Compensation Committee,

                                   Daniel A. Decker
                                   Asher O. Pacholder
                                   William G. Petty, Jr.
                                   Anthony P. Ressler


Compensation Committee Interlocks and Insider Participation

      On January 11, 1993, Forum Group entered into an agreement (the "January Winton Agreement") with Winton Associates, Inc. ("Winton"), a wholly owned subsidiary of Pacholder Associates, Inc., to provide Forum Group with certain investment banking services. The principal of Pacholder Associates, Inc. is Mr.
Pacholder,  a  director  of  Forum Group  and  a  member  of  the
Compensation Committee. The January Winton Agreement, as amended, provided for a flat fee of $1,000,000 and reasonable out of pocket expenses. In accordance with the January Winton Agreement, (i) on February 4, 1993, Winton was paid $100,000 and
(ii) on June 18, 1993, Winton was paid an additional $450,000, in each case in respect of transactions occurring as part of the 1993 Recapitalization. On June 14, 1993, Real Vest Management Services, Inc. commenced litigation against Mr. Pacholder, Pacholder Associates, Inc., Winton and Forum Group, asserting, among other things, its entitlement to one-half of the fee due under the January Winton Agreement. Pursuant to an agreement among the parties to this litigation, Forum Group deposited the funds at issue ($450,000) with the presiding court and the claims against Forum Group were thereafter dismissed with prejudice.

      On October 6, 1993, Forum Group entered into an agreement with Winton (the "October Winton Agreement") to provide certain financial advisory services to the Board's Standing Committee of Independent Directors with respect to the purchase by the FGI Investors of additional Common Shares in conjunction with the FRP Recapitalization as discussed above. See Item 1, "Business -- Recent History -- Forum Partners' Recapitalization." Winton was paid $25,000 pursuant to the October Winton Agreement.

Comparison of Total Shareholder Return

       The following graphs show (i) the annual cumulative shareholder return on the common stock of Forum Group for the periods from March 31, 1989 through April 2, 1992 and April 3, 1992 through March 31, 1994, assuming investments of $100 in shares of common stock of Forum Group on each of March 31, 1989 and April 3, 1992, respectively, and (ii) the quarterly cumulative total shareholder return on the common stock of Forum Group since April 3, 1992, assuming an investment of $100 on that date. In each case, the cumulative shareholder return on the common stock of Forum Group is compared with the NASDAQ Stock Market U.S. Index and the NASDAQ Health Services Index.

      On February 19, 1991, Forum Group and certain of its affiliates commenced proceedings under chapter 11 of the Bankruptcy Code to reorganize and restructure their liabilities, and on April 2, 1992 Forum Group emerged from bankruptcy pursuant to the Reorganization Plan. See Item 1, "Business -- Recent History -- Reorganization Proceedings." All Preconfirmation Common Shares that were outstanding during the period from March 31, 1989 through April 2, 1992 (i.e., the date on which such shares ceased to be quoted on the NASDAQ) were cancelled pursuant to the Reorganization Plan, and under the Reorganization Plan new Common Shares were issued to the unsecured creditors of Forum Group and holders of Preconfirmation Common Shares. Under the Reorganization Plan, a holder of Preconfirmation Common Shares who invested $100 in Preconfirmation Common Shares on March 31, 1989 and made no other investment in Preconfirmation Common Shares would have received no new Common Shares.

                 COMPARISON OF CUMULATIVE TOTAL RETURN
ON COMMON STOCK BEFORE AND AFTER EMERGENCE FROM BANKRUPTCY WITH THE NASDAQ STOCK MARKET U.S. INDEX AND THE NASDAQ HEALTH SERVICES INDEX



Measurement Period       Forum Group,   NASDAQ STOCK    NASDAQ HEALTH
Fiscal Year Covered      Inc.           MARKET U.S.     SERVICES
- - -------------------      ------------   ------------    -------------
Preconfirmation
Common Shares

Measurement Point        100            100             100
3/31/89

FYE 3/31/90               54            109             147

FYE 3/31/91                5            124             273

FYE 3/31/92                3            159             371

4/2/92                     0            159             371

New Common Shares

Measurement Point        100            100             100
4/3/92

FYE 3/31/93               79            115              98

FYE 3/31/94              171            123             129


      COMPARISON OF CUMULATIVE TOTAL RETURN ON NEW COMMON STOCK
BY QUARTER SINCE APRIL 3, 1992, WITH THE NASDAQ STOCK MARKET U.S. INDEX
               AND THE NASDAQ HEALTH SERVICES INDEX

Measurement Period       Forum Group,   NASDAQ STOCK    NASDAQ HEALTH
Fiscal Year Covered      Inc.           MARKET U.S.     SERVICES
- - -------------------      ------------   ------------    -------------
Measurement Point        100            100             100
3/31/92

6/30/92                   43             93              90

9/30/92                   46             97              95

12/31/92                  50            113             110

3/31/93                   79            115              98

6/30/93                   96            117             103

9/30/93                  114            127             111

12/31/93                 121            129             127

3/31/94                  171            123             129

      Item  12.  Security Ownership of Certain Beneficial  Owners
      --------   ------------------------------------------------
and Management.
- - --------------

Security Ownership of Certain Beneficial Owners

      The following table sets forth information as to the beneficial ownership of each person known to Forum Group as of July 25, 1994, to own more than 5% of the outstanding Common
Shares.

Name and Address of               Amount and Nature             Percent of
Beneficial Owner                  of Beneficial Ownership (1)   Class (2)
- - -------------------               ---------------------------   ----------

Apollo FG Partners, L.P.          7,068,171  (3)                31.4%
c/o Apollo Advisors, L.P.
1999 Avenue of the Stars,
Suite 1900
Los Angeles, California  90067

Kevin E. Foley                    1,202,246  (4)                 5.3%
Deputy Superintendent of
Insurance of
the State of New York
As Rehabilitator of
Executive Life
Insurance Company of New York
Jericho, New York  11753-2167

Forum/Classic, L.P.               2,333,219  (5)               10.4%
200 West Madison Street
39th Floor
Chicago, Illinois  60606

Forum Holdings, L.P.              7,068,171  (6)               31.4%
4200 Texas Commerce Tower West
2200 Ross Avenue
Dallas, Texas  75201

Healthcare Resources I, L.P.      2,293,208  (7)               10.2%
184 Shuman Boulevard, Suite 200
Naperville, Illinois  60563
____________________

(1) The amounts shown represent Common Shares with respect to which the named person has sole dispositive power. As a result of the provisions of the shareholders' agreement described below, each of AFG, Forum Holdings and Healthcare Resources may be deemed to have shared voting power with respect to, and thus to beneficially own, all of the 16,429,550 Common Shares owned by such persons in the aggregate (constituting 73.0% of Common Shares treated as outstanding as described in Note 2 below).

(2) The percentages shown are based on 22,505,869 Common Shares outstanding. This number includes the 5,760 Common Shares presently issuable upon exercise of the Investor Warrants, but excludes 149,607 Common Shares presently issuable at a nominal purchase price upon the exercise of certain warrants held by the Warrant Holder and 550,537 Common Shares presently issuable at a purchase price equal to $3.37 per share (subject to adjustment) upon the exercise of certain other warrants held by the Warrant Holder.

(3) According to Amendment No. 5 to a Schedule 13D dated July 12, 1994, and filed with the SEC by AFG. The number of shares listed includes 2,304 Common Shares presently purchasable by AFG upon exercise of Investor Warrants. By reason of various relationships between Messrs. Copses, Ressler and Siegel and AFG and its affiliates, Messrs. Copses, Ressler and Siegel may be deemed to beneficially own the Common Shares owned by AFG. Each of Messrs. Copses, Ressler and Siegel disclaims beneficial ownership of such shares.

(4) According to a Schedule 13G dated June 17, 1992, and filed with the SEC by Mr. Foley.

(5) According to a Schedule 13D dated April 8, 1993, and filed with the SEC, Forum/Classic, L.P. beneficially owned 1,834,246 Common Shares as of such date. Forum Group has been informed that, since such date, Forum/Classic, L.P. has acquired an additional 498,973 Common Shares.

(6) According to Amendment No. 10 to a Schedule 13D (the "Forum Holdings 13D") jointly filed with the SEC by Forum Holdings, HRP Management II, Ltd., HH Genpar Partners, Hampstead Associates, Inc., RAW Genpar Inc. and InCap, Inc. (collectively, the "Forum Holdings Reporting Persons"). The number of shares listed includes 2,304 Common Shares presently purchasable by Forum Holdings upon exercise of Investor Warrants. According to the Forum Holdings 13D, each of the Forum Holdings Reporting Persons may, by reason of certain control relationships, be deemed to beneficially own all of the Common Shares owned directly by Forum Holdings. By reason of various relationships between Messrs. Decker and Whitman and the Forum Holdings Reporting Persons, Messrs. Decker and Whitman may be deemed to beneficially own the Common Shares owned by the Forum Holdings Reporting Persons. Each of Messrs. Decker and Whitman disclaims beneficial ownership of such shares.

(7) According to Amendment No. 8 to a Schedule 13D dated December 29, 1993 (the "Healthcare Resources 13D"), and jointly filed with the SEC by Healthcare Resources, Evergreen Healthcare, Inc., and EH Resources, Inc. (collectively, the "Healthcare Resources Reporting Persons"). The number of shares listed includes 1,152 Common Shares presently purchasable by Healthcare Resources upon exercise of Investor Warrants. According to the Healthcare Resources 13D, each of the Healthcare Resources
Reporting Persons may, by reason of certain control relationships, be deemed to beneficially own all of the Common Shares owned directly by Healthcare Resources. By reason of various relationships between Mr. Petty and the Healthcare
Resources Reporting Persons, Mr. Petty may be deemed to beneficially own the Common Shares owned by the Healthcare Resources Reporting Persons. Mr. Petty disclaims beneficial ownership of such shares.


      Pursuant to a shareholders' agreement (the "Shareholders' Agreement") entered into among the FGI Investors, the FGI Investors have agreed that, at all times prior to the 1996 Annual Meeting of the Shareholders of Forum Group (the "1996 Annual Meeting"), the Board will consist of eleven persons: (i) three persons nominated by AFG, (ii) three persons nominated by Forum Holdings, (iii) one person nominated by Healthcare Resources, and
(iv) four persons acceptable to each of the FGI Investors. The FGI Investors further agreed that from and after the 1996 Annual Meeting, the right to nominate seven of Forum Group's directors will be allocated among the FGI Investors in proportion to their relative percentages of Common Share ownership, and that the remaining four directors will be persons acceptable to each of the FGI Investors.

      The Shareholders' Agreement provides for the establishment and maintenance of an executive committee of the Board consisting of at least three directors, and each of the FGI Investors has agreed to use its respective best efforts to cause the executive committee to consist of at least three FGI Investor designees (consisting of one designee designated by each FGI Investor) and such additional directors of Forum Group, if any, as shall be acceptable to each of the FGI Investors.

      Subject to certain exceptions, the Shareholders' Agreement requires that any FGI Investor that desires to sell all or any portion of its Common Shares must first give notice to the other FGI Investors, which will then have the right to purchase such shares at the price and on the other terms specified in such notice. If no other FGI Investor exercises its right to purchase such shares, the FGI Investor desiring to sell such shares will be free to do so on the terms and subject to the conditions set forth in the Shareholders' Agreement (and, under certain circumstances, will be required to allow one or more of the other FGI Investors to participate in such sale).

      The Shareholders' Agreement will terminate on June 14, 1998 or, under certain circumstances, earlier with respect to all or some of the parties thereto.

Security Ownership of Management

      The following table sets forth information with respect to Common Shares beneficially owned by (i) each director, (i) each Named Executive, and (iii) all directors and executive officers of Forum Group as a group. All Common Shares listed below are beneficially owned directly by the person indicated in the table, except as noted below.

                               Amount and
                               Nature of Beneficial    Percent of
Name of Beneficial Owner       Ownership               Class (1)
- - ------------------------       --------------------    ----------

Robert A. Whitman (2)               0                     *
Peter P. Copses (3)                 0                     *
Daniel A. Decker (2)                0                     *
James E. Eden                       0                     *
Asher O. Pacholder                  0                     *
William G. Petty (4)                0                     *
Antony P. Ressler (3)               0                     *
D. Ellen Shuman                     0                     *
Eric B. Siegel (3)                  0                     *
Merlin C. Spencer                   151                   *
George C. Woodard                 3,068 (5)               *
Paul A. Shively                   1,056                   *
Robert A. DeVoss                    680                   *
Davis A. Lewis                      330                   *
John H. Sharpe                      283                   *
All  directors and  executive     7,568                   *
officers as a group
____________________

(1) The percentages shown are based on 22,505,869 Common Shares outstanding. This number includes the 5,760 Common Shares presently issuable upon exercise of the Investor Warrants, but excludes 149,607 Common Shares presently issuable at a nominal purchase price upon the exercise of certain warrants held by the Warrant Holder and 550,537 Common Shares presently issuable at a purchase price equal to $3.37 per share (subject to adjustment) upon the exercise of certain other warrants held by the Warrant Holder.

(2) By reason of various relationships between Messrs. Decker and Whitman and the Forum Holdings Reporting Persons, Messrs. Decker and Whitman may be deemed to beneficially own the Common Shares owned by the Forum Holdings Reporting Persons. Each of Messrs. Decker and Whitman disclaims beneficial ownership of such shares.

(3) By reason of various relationships between Messrs. Copses, Ressler and Siegel and AFG and its affiliates, Messrs. Copses, Ressler and Siegel may be deemed to beneficially own the Common Shares owned by AFG. Each of Messrs. Copses, Ressler and Siegel disclaims beneficial ownership of such shares.

(4) By reason of various relationships between Mr. Petty and the Healthcare Resources Reporting Persons, Mr. Petty may be deemed to beneficially own the Common Shares owned by the Healthcare Resources Reporting Persons. Mr. Petty disclaims beneficial ownership of such shares.

(5)  Of the 3,068 Common Shares shown to be owned by Mr. Woodard,
1,272 shares are owned by his spouse. Mr. Woodard disclaims beneficial ownership of such shares.

*    Less than 1%.

     Item 13.  Certain Relationships and Related Transactions.
     -------   ----------------------------------------------
1993 Recapitalization

      See Item 1, "Business -- Recent History -- The 1993 Recapitalization and Related Events" for a discussion of the transactions between Forum Group and the FGI Investors in connection with the 1993 Recapitalization. Pursuant to the Acquisition Agreement, Forum Group agreed, among other things, to indemnify the FGI Investors against certain losses arising out of or in connection with the Acquisition Agreement and actions taken pursuant thereto and to reimburse the FGI Investors for all fees, costs and expenses incurred in connection with the Acquisition Agreement or the transactions contemplated thereby. In connection with the 1993 Recapitalization, Forum Group also entered into an Equity Registration Rights Agreement, dated as of June 14, 1993 (the "Equity Registration Rights Agreement"), with the purchasers of Common Shares and Investor Warrants and a Debt Registration Rights Agreement, dated as of June 14, 1993, with the purchasers of Senior Subordinated Notes, which agreements provide the security holders party thereto with certain demand and piggyback registration rights.

      See Item 3, "Legal Proceedings -- Forum/Classic Claims" for
a   discussion  of  certain  litigation  relating  to  the   1993
Recapitalization.

FRP Recapitalization

      See Item 1, "Business -- Recent History -- Forum Partners' Recapitalization" for a discussion of certain transactions between Forum Group and the FGI Investors in connection with the FRP Recapitalization. In connection with the FRP Recapitalization, the FGI Investors purchased additional Common Shares. Pursuant to the agreements pursuant to which the FGI Investors purchased the additional Common Shares and the Equity Registration Rights Agreement, the FGI Investors have certain demand and piggyback registration rights with respect to such shares.

Certain Other Relationships and Transactions

     During Forum Group's fiscal year ended March 31, 1994, Forum Group paid Spencer & Associates, Inc., a corporation of which Dr. Spencer is the principal, $199,000 for services as a consultant to Forum Group. Additionally, Dr. Spencer has submitted invoices to Forum Group for consulting service in the approximate amount of $37,500 for the period preceding July 1, 1994.

      During its fiscal year ended March 31, 1994, Forum Group paid Mr. Eden $150,000 for services as a consultant to Forum
Group.

       See  Item  11,  "Executive  Compensation  --  Compensation
Committee Interlocks and Insider Participation" for a discussion of certain agreements between Forum Group and an affiliate of Mr. Pacholder.

      On February 1, 1994, $30,000,000 aggregate principal amount of the Senior Subordinated Notes held by certain affiliates of AFG and the limited partners of Forum Holdings was prepaid by Forum Group. While under the terms thereof the Senior Subordinated Notes cannot be prepaid or redeemed by Forum Group before April 15, 1996, Forum Group was able to obtain the ability to prepay the $30,000,000 aggregate principal amount of Senior Subordinated Notes at a price equal to 110% of the principal amount. This transaction was approved by the Board's Standing Committee of Independent Directors.

     In July 1994, Forum Group paid $750,000 to Forum Holdings in respect of various general and administrative services provided to Forum Group by Forum Holdings and its representatives. Such services include, among others, arranging for and negotiating Forum Group's debt refinancing which was completed in February 1994 and negotiating the co-investment agreement which was entered into by Forum Group and National Guest Homes, LLC in July 1994. Services covered by such payment also include

Mr. Whitman's services as President and Chief Executive Officer of Forum Group. The $750,000 payment was approved by the Board's
Standing Committee of Independent Directors.

      In 1992, Ms. Shuman sought and obtained a discharge under chapter 7 of the Bankruptcy Code of a mortgage loan secured by her former residence in a deteriorating inner-city neighborhood. The only creditor adversely affected by these proceedings was the mortgage lender, which had refused Ms. Shuman's offer of title to the property and cash in an amount equal to the difference between the remaining loan balance and the then-current appraised value of the property.

                             PART IV
                             -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
- - -------   -------------------------------------------------------
Form 8-K.
- - --------
           (a) The following documents are filed as a part of this report:

          1.   Financial statements:
               --------------------

           The following consolidated financial statements are filed under Item 8 of this report:

                                                             Page(s)
                                                             -------

Independent Auditors' Report (Successor Company)               23
Consolidated Balance Sheets (Successor Company)
- - - March 31, 1994 and 1993                                      24
Consolidated Statements of Operations (Successor Company)
- - - Years ended March 31, 1994 and 1993                          25
Consolidated Statements of Shareholders' Equity (Successor
 Company) - Years ended March 31, 1994 and 1993                26
Consolidated Statements of Cash Flows (Successor Company) -
 Years ended March 31, 1994 and 1993                           27
Notes  to  Consolidated Financial Statements
 (Successor Company)                                        28 - 40
Independent Auditors' Report (Predecessor Company)            41
Consolidated Statement of Operations (Predecessor Company)
- - - Year ended March 31, 1992                                   42
Consolidated Statement of Shareholders' Equity (Predecessor
 Company) - Year ended March 31, 1992                         43
Consolidated Statement of Cash Flows (Predecessor Company)
- - - Year ended March 31, 1992                                   44
Notes  to Consolidated Financial Statements
 (Predecessor Company)                                      45 - 52

          2.   Financial statement schedules:
               -----------------------------
           The following other financial statements and financial statement schedules are filed pursuant to this Item:

                                                             Page(s)
                                                             -------
Independent Auditors' Report                                   F-1
Schedule II - Amounts Receivable from Related Parties
  and Underwriters, Promoters and Employees Other
  than Related Parties - Years ended March 31, 1994,
  1993 and 1992                                                F-2
Schedule V - Property, Plant and Equipment -
  Years ended March 31, 1994, 1993 and 1992                 F-3 - F-4
Schedule VI - Accumulated Depreciation, Depletion
  and Amortization of Property, Plant and Equipment
  - Years ended March 31, 1994, 1993 and 1992                  F-5
Schedule VIII - Valuation and Qualifying Accounts
  - Years ended March 31, 1994, 1993 and 1992                  F-6
Schedule IX - Short-Term Borrowings - Years
  ended March 31, 1994, 1993 and 1992                          F-7
Schedule X - Supplementary Income Statement Information
  - Years ended March 31, 1994, 1993 and 1992                  F-8

           All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and have therefore been omitted.

3.   Exhibits.                                               Page(s)
     --------                                                -------

     Exhibit  2(1) Debtors' Third Amended and
          Restated     Joint     Plan      of
          Reorganization,     as     modified
          (incorporated   by   reference   to
          Exhibit   2(1)  to  Forum   Group's
          Current  Report on Form  8-K  dated
          January 23, 1992 (the "January 1992
          Form   8-K"),  and  Exhibits  2(2),
          2(3),   2(4)  and  2(5)  to   Forum
          Group's Current Report on Form  8-K
          dated  April  2, 1992  (the  "April
          1992 Form 8-K"))                                     N/A

     Exhibit   2(2)  First  Modification   of
          Debtors' Third Amended and Restated
          Joint Plan of Reorganization, dated
          as  of  February 28,  1992;  Second
          Modification   of  Debtors'   Third
          Amended and Restated Joint Plan  of
          Reorganization,   dated    as    of
          February     28,    1992;     Third
          Modification   of  Debtors'   Third
          Amended and Restated Joint Plan  of
          Reorganization,   dated    as    of
          February    28,    1992;     Fourth
          Modification   of  Debtors'   Third
          Amended and Restated Joint Plan  of
          Reorganization, dated as  of  March
          24, 1992 (incorporated by reference
          to  Exhibits 2 (1-5) to  the  April
          1992 Form 8-K)                                       N/A

     Exhibit   2(3)  Fifth  Modification   of
          Debtors' Third Amended and Restated
          Joint Plan of Reorganization, dated
          as of May 20, 1992 (incorporated by
          reference  to Exhibit  2  to  Forum
          Group's Current Report on Form  8-K
          dated September 10, 1992)                            N/A

     Exhibit   3(1)   Restated  Articles   of
          Incorporation  of Forum  Group,  as
          amended                                               *

     Exhibit  3(2) Amended and Restated  Code
          of   By-Laws  of  Forum  Group,  as
          amended                                               *

     Exhibit  10(1) Warrant Agreement,  dated
          as of June 10, 1993, by and between
          Forum Group and Citicorp USA,  Inc.
          (incorporated   by   reference   to
          Exhibit   4(3)  to  Forum   Group's
          Report on Form 10-K for fiscal year
          ended  March  31, 1993  (the  "1992
          Form 10-K"))                                         N/A

     Exhibit      10(2)      Recapitalization
          Agreement,  dated as of October  6,
          1993, between Forum Group and Forum
          Partners (incorporated by reference
          to  Exhibit 10(1) to the  Company's
          Current  Report on Form  8-K  dated
          October 6, 1993 (the "October  1993
          Form 8-K"))                                          N/A

     Exhibit  10(3) Stock Purchase Agreement,
          dated October 6, 1993, by and among
          Forum  Group,  Forum  Holdings  and
          Apollo     FG    Partners,     L.P.
          (incorporated   by   reference   to
          Exhibit  10(2) to the October  1993
          Form 8-K)                                            N/A

     Exhibit  10(4) Stock Purchase Agreement,
          dated  November 16,  1993,  by  and
          between  Forum Group and Healthcare
          Resources I, L.P. (incorporated  by
          reference to Exhibit 10(3) to Forum
          Group's  Registration Statement  on
          Form  S-2  (Registration  No.   33-
          51251),  filed  December  31,  1993
          (the "FGI Form S-2"))                                N/A

     Exhibit  10(5) Amended and Restated Loan
          Agreement, dated as of February  1,
          1994, by and among FGI Financing  I
          Corporation,  Nomura  and   Bankers
          Trust   Company  (incorporated   by
          reference    to    Forum    Group's
          Quarterly Report on Form  10-Q  for
          the quarter ended December 31, 1993
          (the   "1993  Third  Quarter   Form
          10-Q")                                               N/A

     Exhibit  10(6) Commitment Letter,  dated
          October  21, 1993, from  Nomura  to
          Forum   Group   relating   to   the
          Acquisition  Loan (incorporated  by
          reference to Exhibit 10(5)  to  the
          FGI Form S-2)                                        N/A

     Exhibit   10(7)   Management  Agreement,
          dated  as  of  December  31,  1986,
          among    Forum   Partners,    Forum
          Retirement     Operations,     L.P.
          ("Operations"),    Forum     Health
          Partners  l-A,  L.P.,  Foulk  Manor
          Associates,  L.P. and  Forum  Group
          (incorporated   by   reference   to
          Exhibit  10(1)  of Forum  Partners'
          Registration Statement on Form  S-2
          (Registration  No. 33-71498)  filed
          with the Commission on November 10,
          1993 (the "FRP Form S-2"))                           N/A

     Exhibit   10(8)   First   Amendment   to
          Management Agreement, dated  as  of
          June  29,  1989  (incorporated   by
          referenceto  Exhibit 10(2)  to  the
          FRP Form S-2)                                        N/A

     Exhibit   10(9)   Second  Amendment   to
          Management Agreement, dated  as  of
          September 29, 1989 (incorporated by
          reference to Exhibit 10(3)  to  the
          FRP Form S-2)                                        N/A

     Exhibit   10(10)   Third  Amendment   to
          Management Agreement, dated  as  of
          May   27,  1992  (incorporated   by
          reference to Exhibit 10(4)  to  the
          FRP Form S-2)                                        N/A

     Exhibit   10(11)  Fourth  Amendment   to
          Management Agreement, dated  as  of
          November  9, 1993 (incorporated  by
          reference to Exhibit 10(5)  to  the
          FRP Form S-2)                                        N/A

     Exhibit  10(12) Forum Group, Inc.,  1986
          Stock Option Plan (incorporated  by
          reference to Exhibit 10(11) to  the
          FGI Form S-2)                                        N/A


     Exhibit  10(13) Option Agreement  (MLP),
          dated  as  of  December  29,  1986,
          among  Forum Group, Forum  Partners
          and  Operations  (incorporated   by
          reference  to Exhibit 2(1)  to  the
          FRP Form S-2)                                        N/A

     Exhibit  10(14)  Note Purchase Agreement
          among Japan Leasing (U.S.A.), Inc.,
          Inter-Lease  (U.S.A.)  Corporation,
          Forum  Retirement  Communities  II,
          L.P.  ("FRCIILP") and Japan Leasing

          (U.S.A.),    lnc.,     as     agent
          (incorporated   by   reference   to
          Exhibit   10(1)  to  Forum  Group's
          Current  Report on Form  8-K  dated
          May  15,  1989 (the "May 1989  Form
          8-K"))                                               N/A

     Exhibit    10(15)   Guaranty    Issuance
          Agreement    among   GATX    Realty
          Corporation,      GATX      Leasing
          Corporation       and       FRCIILP
          (incorporated   by   reference   to
          Exhibit 10(2) to the May 1989  Form
          8-K)                                                 N/A

     Exhibit  10(16)  Note Purchase Agreement
          among Mitsui Leasing (U.S.A.) Inc.,
          BOT  Leasing America Inc.,  Redwood
          Properties,   Inc.,  Forum   Group,
          Forum  Retirement  Communities   I,
          L.P.  (FRCILP,  and Mitsui  Leasing
          (U.S.A.)     Inc.,     as     agent
          (incorporated   by   reference   to
          Exhibit   10(1)  to  Forum  Group's
          Current  Report on Form  8-K  dated
          April  24,  1990 (the  "April  1990
          Form 8-K"))                                          N/A

     Exhibit    10(17)   Guaranty    Issuance
          Agreement    among   GATX    Realty
          Corporation,      GATX      Capital
          Corporation       and        FRCILP
          (incorporated   by   reference   to
          Exhibit  10(2)  to the  April  1990
          Form 8-K)                                            N/A

     Exhibit 10(18) Stock Purchase Agreement,
          between  Forum Holdings  and  Forum
          Group,   dated  February  1,   1993
          (incorporated   by   reference   to
          Exhibit   4(1)  to  Forum   Group's
          Current  Report on Form  8-K  dated
          February  1,  1993  (the  "February
          1993 Form 8-K"))                                     N/A

     Exhibit  10(19)  Agreement in  Principle
          among Apollo Investment Fund,  L.P.
          ("AIF"),  Investors  Genpar,   Inc.
          ("(Genpar  ), Evergreen Healthcare,
          Ltd.   ("Evergreen"),   and   Forum
          Group,   dated  February  1,   1993
          (incorporated   by   reference   to
          Exhibit  28  to  the February  1993
          Form 8-K)                                            N/A

     Exhibit  10(20)  Agreement in  Principle
          among  AIF, Genpar, Evergreen,  and
          Forum  Group, dated April 13,  1993
          (incorporateded  by  reference   to
          Exhibit   2(1)  to  Forum   Group's
          Current  Report on Form  8-K  dated
          April 13, 1993 (the April 1993 Form
          8-K"))                                               N/A

     Exhibit   10(21)  Acquisition  Agreement
          among  AIF,  FL Advisors,  L.P.  on
          behalf   of  one  or  more  managed
          accounts,   Lion   Advisors.   L.P.
          ("Lion Advisors") on behalf of  one
          or  more  managed accounts, Genpar,
          Inc.,  Evergreen, and  Forum  Group
          dated   as   of  April   18,   1993
          (incorporated   by   reference   to
          Exhibit 2(2) to the April 1993 Form
          8-K)                                                 N/A

     Exhibit  10(22) Letter Agreement between
          Forum  Holdings  and  Forum  Group,
          dated   as   of  April   18,   1993
          (incorporated   by   reference   to
          Exhibit 2(3) to the April 1993 Form
          8-K)                                                 N/A

     Exhibit  10(23) Indenture, dated  as  of
          June  1, 1993, between Forum Group,
          as Issuer, and First Trust National
          Association Trustee, including form
          of  Senior  Subordinated Note  (the
          "Indenture")    (incorporated    by
          reference  to Exhibit 4(1)  to  the
          1992 Form 10-K)                                      N/A

     Exhibit    10(24)   Amendment   to   the
          Indenture  and Notes, dated  as  of
          January  31, 1994 (incorporated  by
          reference to the 1993 Third Quarter
          Form 10-Q)                                           N/A

     Exhibit  10(25) Note Purchase Agreement,
          dated  as  of June 14, 1993,  among
          Forum  Group,  and  the  purchasers
          parties  thereto  (incorporated  by
          reference  to Exhibit 4(2)  to  the
          1992 Form 10-K)                                      N/A

     Exhibit  10(26) Agreement, dated  as  of
          June  6,  1993, among Forum  Group,
          AIF, FL Advisors, on behalf of  one
          or   more  managed  accounts,  Lion
          Advisors,   Genpar,  and  Evergreen
          (incorporated   by   reference   to
          Exhibit   2.2   to  Forum   Group's
          Current  Report on Form  8-K  dated
          June  14, 1993 (the "June 1993 Form
          8-K")                                                N/A

     Exhibit  10(27) Agreement, dated  as  of
          June  14, 1993, among Forum  Group,
          AIF, FL Advisors, on behalf of  one
          or   more  managed  accounts,  Lion
          Advisors,   Genpar,  and  Evergreen
          (incorporated   by   reference   to
          Exhibit 2.3 to the June 1993 Form 8-
          K)                                                   N/A



     Exhibit 21 Subsidiaries of Forum Group                    *

     _______________

     * Previously filed.


     (b) Reports on Form 8-K. There were no reports on Form 8-K during the last quarter of the period covered by this Report.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FORUM GROUP, INC.



                                        By:/s/ Paul A. Shively
                                           -------------------
                                             Paul A. Shively,
                                             Senior Vice President

     Date:  July 29, 1994


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                         Date
- - ---------                     -----                         ----

(1)  Principal Executive Officer:


/s/Robert  A. Whitman        Chief Executive Officer        July 29, 1994
- - ---------------------
        Robert A. Whitman

(2)  Principal Financial and
      Accounting Officer:


/s/Paul  A.  Shively          Senior Vice  President,
- - --------------------          Treasurer, and Chief          July 29, 1994
        Paul A. Shively       Financial Officer

Signature                     Title                        Date
- - ---------                     -----                        ----

(3)  A Majority of the Board of
      Directors:

/s/Robert A. Whitman          Director                     July 29, 1994
- - --------------------
        Robert A. Whitman


/s/Daniel A. Decker           Director                     July 29, 1994
- - --------------------
        Daniel A. Decker


/s/Asher O. Pacholder         Director                     July 29, 1994
- - ---------------------
        Asher O. Pacholder


/s/Peter P. Copses            Director                     July 29, 1994
- - ---------------------
        Peter P. Copses


/s/Merlin C. Spencer          Director                     July 29, 1994
- - ---------------------
        Merlin C. Spencer


/s/George D. Woodard          Director                     July 29, 1994
- - ---------------------
        George D. Woodard


/s/Antony P. Ressler          Director                     July 29, 1994
- - ---------------------
        Antony P. Ressler


/s/William G. Petty           Director                     July 29, 1994
- - ---------------------
        William G. Petty


/s/Eric B. Siegel             Director                     July 29, 1994
- - ---------------------
        Eric B. Siegel


/s/James E. Eden              Director                     July 29, 1994
- - ---------------------
        James E. Eden

Independent Auditors' Report
- - ----------------------------

The Board of Directors and Shareholders
Forum Group, Inc.:

Under date of May 13, 1994, we reported on the consolidated balance sheets of Forum Group, Inc. and subsidiaries (Successor Company) as of March 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended, and the consolidated statements of operations, shareholders' equity, and cash flows of Forum Group, Inc. and subsidiaries (Predecessor Company) for the year ended March 31, 1992, as contained in the annual report on Form 10-K for the year ended March 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of Forum Group's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, Forum Group's plan of reorganization was confirmed by the U.S. Bankruptcy Court effective March 31, 1992 for financial reporting purposes, and all consolidated financial statements as of March 31, 1992 and for any period subsequent to that date are referred to as "Successor Company" as they reflect the period subsequent to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods prior to the implementation of fresh-start reporting.



/s/KPMG Peat Marwick

Indianapolis, Indiana
May 13, 1994


      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTORS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                     FORUM GROUP, INC. AND SUBSIDIARIES
 -----------------------------------|-----------------|------------|--------------------------|-----------------------------------|
               COL. A               |     COL. B      |  COL. C    |         Col. D           |              COL. E               |
 -----------------------------------|-----------------|------------|--------------------------|-----------------------------------|
                                    |                 |            |       Deductions         |     Balance at End of Period      |
                                    |                 |            |                          |                                   |
                                    |                 |            |--------------------------|-----------------|-----------------|
                                    |                 |            |                |         |                 |                 |
                                    |     Balance     | Additions  |    Amounts     | Amounts |     Current     |       Not       |
                                    |  at Beginning   |            |   Collected    | Written |                 |     Current     |
           Name of debtor           |    of Period    |            |                |   Off   |                 |                 |
 -----------------------------------|-----------------|------------|--------------------------|-----------------|-----------------|
          SUCCESSOR COMPANY
   Year ended March 31, 1994:
 Forum Retirement Partners, L.P.             $898,000     $904,000       $194,000          $0        $1,071,000          $537,000

   Year ended March 31, 1993:
 Forum Retirement Partners, L.P.           $1,190,000           $0       $292,000          $0          $155,000          $743,000


         PREDECESSOR COMPANY
   Year ended March 31, 1992:
 Forum Retirement Partners, L.P.           $1,349,000           $0       $159,000          $0          $212,000          $978,000




                                          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                              FORUM GROUP, INC AND SUBSIDIARIES
 -----------------------------------|-----------------|-----------------|-----------------|---------------------| -----------------
                COL.A               |     COL. B      |     COL. C      |     COL. D      |     COL. E          |      COL. F
 -----------------------------------|-----------------|-----------------|-----------------|---------------------| -----------------
                                    |     Balance     |                 |                 |  Other Changes -    |      Balance
                                    |  at Beginning   |    Additions    |                 |  Add (Deduct) -     |      at End
           Classification           |    of Period    |     at cost     |   Retirements   |     Describe        |     of Period
 -----------------------------------|-----------------|-----------------|-----------------|---------------------| -----------------
       SUCCESSOR COMPANY
 Year ended March 31, 1994
   Land and improvements                  $43,042,000           $43,000                $0       ($8,580,000)  (2)      $34,505,000

   Buildings and leasehold
     improvements                         262,042,000         1,319,000                 0       (87,152,000)  (2)      176,209,000

   Furniture and equipment                 14,246,000           849,000                 0        (2,049,000)  (2)       13,046,000

                                      ---------------   ---------------   ---------------   ---------------        ---------------

                         TOTALS          $319,330,000        $2,211,000                $0      ($97,781,000)          $223,760,000
                                      ===============   ===============   ===============   ===============        ===============

 Year ended March 31, 1993:
   Land and improvements                  $43,084,000           $62,000                $0         ($104,000)  (3)      $43,042,000

   Buildings and leasehold
     improvements                         249,548,000         3,985,000                 0         8,509,000   (4)      262,042,000

   Furniture and equipment                 11,641,000         2,627,000            22,000                 0             14,246,000

   Properties under sales commitment       36,723,000                 0                 0       (36,723,000)  (5)                0

   Projects under development and
     construction                           8,537,000                 0            28,000        (8,509,000)  (4)                0
                                      ---------------   ---------------   ---------------   ---------------        ---------------

                         TOTALS          $349,533,000        $6,674,000           $50,000      ($36,827,000)          $319,330,000
                                      ===============   ===============   ===============   ===============        ===============
         PREDECESSOR COMPANY
 Year ended March 31, 1992:
   Land and improvements                  $41,727,000           $37,000                $0        $1,320,000 (4)(6)     $43,084,000
                                                                                                              (7)
   Buildings and leasehold
     improvements                         287,691,000           609,000           808,000       (37,944,000)(4)(6)     249,548,000
                                                                                                              (7)
   Furniture and equipment                 21,829,000           583,000         2,121,000        (8,650,000)(6)(7)      11,641,000

   Properties under sales commitment                0                 0                 0        36,723,000   (7)       36,723,000

   Projects under development and
     construction                          59,922,000        34,246,000                 0       (85,631,000)(4)(6)       8,537,000
                                      ---------------   ---------------   ---------------   ---------------        ---------------

                         TOTALS          $411,169,000       $35,475,000        $2,929,000      ($94,182,000)          $349,533,000
                                      ===============   ===============   ===============   ===============        ===============

                               F-3

 Note 1 - Depreciation has been computed principally in accordance with the following range of rates:
            Buildings and leasehold improvements     5% to 20%
            Furniture and equipment                 10% to 33 1/3%

 Note 2 - Represents deconsolidation of Rancho San Antonio Retirement Housing Corporation.

 Note 3 - Amortization of prepaid land lease.

 Note 4 - Transfer (from) construction in progress.

 Note 5 - Sale of property.

 Note 6 - Includes reductions in carrying values and adjustments for fresh-start reporting.

 Note 7 - Transfer to properties under sales commitment.


                                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                    OF PROPERTY, PLANT AND EQUIPMENT
                                                   FORUM GROUP, INC AND SUBSIDIARIES

 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
                COL.A               |     COL. B      |     COL. C      |     COL. D      |     COL. E          |     COL. F
 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
                                    |     Balance     |    Additions    |                 |  Other Changes -    |     Balance
                                    |  at Beginning   |   Charged to    |                 |  Add (Deduct) -     |     at End
             Description            |    of Period    |Costs & Expenses |   Retirements   |     Describe        |    of Period
 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
         SUCCESSOR  COMPANY
 Year ended March 31, 1994:
   Land improvements                          $34,000           $34,000                $0           ($1,000) (1)          $67,000

   Buildings and leasehold
     improvements                           7,280,000         5,311,000                 0        (3,571,000) (1)        9,020,000

   Furniture and equipment                  1,479,000         1,366,000                 0          (332,000) (1)        2,513,000

                                      ---------------   ---------------   ---------------   ---------------       ---------------

                         TOTALS            $8,793,000        $6,711,000                $0       ($3,904,000)          $11,600,000
                                      ===============   ===============   ===============   ===============       ===============

 Year ended March 31, 1993:
   Land improvements                               $0           $34,000                $0                $0               $34,000

   Buildings and leasehold
     improvements                                   0         7,280,000                 0                 0             7,280,000

   Furniture and equipment                          0         1,479,000                 0                 0             1,479,000

                                      ---------------   ---------------   ---------------   ---------------       ---------------

                         TOTALS                    $0        $8,793,000                $0                $0            $8,793,000
                                      ===============   ===============   ===============   ===============       ===============
         PREDECESSOR COMPANY
 Year ended March 31, 1992:
   Land improvements                         $182,000           $60,000                $0         ($242,000) (2)               $0

   Buildings and leasehold
     improvements                          15,374,000         8,406,000           700,000       (23,080,000) (2)                0

   Furniture and equipment                  5,492,000         2,196,000         1,760,000        (5,928,000) (2)                0

                                      ---------------   ---------------   ---------------   ---------------       ---------------

                         TOTALS           $21,048,000       $10,662,000        $2,460,000                $0                    $0
                                      ===============   ===============   ===============   ===============       ===============

 Note 1.  Represents deconsolidation of Rancho San Antonio Retirement Housing Corporation.

 Note 2.  Fresh-start adjustments.



                                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                     FORUM GROUP, INC. AND SUBSIDIARIES
 -----------------------------------|-----------------|-----------------------------------|---------------------|-----------------
               COL. A               |     COL. B      |                COL. C             |       COL. D        |     COL. E
 -----------------------------------|-----------------|-----------------------------------|---------------------|-----------------
                                    |                 |              Additions            |                     |
                                    |                 |-----------------|-----------------|                     |
                                    |                 |       (1)       |       (2)       |                     |
                                    |     Balance     |   Charged to    |   Charged to    |                     |     Balance
                                    |  at Beginning   |    Costs and    |Other Accounts - |    Deductions -     |     at End
             Description            |    of Period    |    Expenses     |    Describe     |      Describe       |    of Period
 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
          SUCCESSOR COMPANY
 Year ended March 31, 1994:
   Deducted from asset accounts:
     Allowance for doubtful accounts
       receivable and contractual
       adjustments                          ($488,000)         $301,000                $0          $243,000   (1)       ($430,000)

     Deferred tax asset valuation
       allowance                           35,552,000         2,372,000                 0                 0            37,924,000
                                      ---------------   ---------------   ---------------   ---------------       ---------------

                            TOTALS        $35,064,000        $2,673,000                $0          $243,000           $37,494,000
                                      ===============   ===============   ===============   ===============       ===============
 Year ended March 31, 1993:
   Deducted from asset accounts:
     Allowance for doubtful accounts
       receivable and contractual
       adjustments                          ($598,000)         $264,000                $0          $154,000   (1)       ($488,000)

     Deferred tax asset valuation
       allowance                             (100,000)                0                 0                 0            35,552,000
                                      ---------------   ---------------   ---------------   ---------------       ---------------

                            TOTALS          ($698,000)         $264,000                $0          $154,000           $35,064,000
                                      ===============   ===============   ===============   ===============       ===============
         PREDECESSOR COMPANY
 Year ended March 31, 1992:
   Deducted from asset accounts:
     Allowance for doubtful accounts
       receivable and contractual
       adjustments                                 $0           $55,000                $0          $653,000   (1)       ($598,000)

     Allowance for loss on disposal
       of land                                      0                 0                 0           100,000   (2)        (100,000)
                                      ---------------   ---------------   ---------------   ---------------       ---------------

                            TOTALS                 $0           $55,000                $0          $753,000             ($698,000)
                                      ===============   ===============   ===============   ===============       ===============

 Note 1.  Uncollectible accounts receivable charged off, less recoveries and contractual adjustments of revenues.
 Note 2.  Fresh-start adjustment.




                                                   SCHEDULE IX - SHORT TERM BORROWINGS

                                                   FORUM GROUP, INC AND SUBSIDIARIES
 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
               COL. A               |     COL. B      |     COL. C      |     COL. D      |     COL. E          |     COL. F
 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
                                    |     Balance     |                 | Maximum Amount  |  Average Amount     |Weighted Average
        Category of Aggregate       |     at End      |Weighted Average |   Outstanding   |    Outstanding      |  Interest Rate
        Short-Term Borrowings       |    of Period    |  Interest Rate  |During the Period|  During the Period  |During the Period
 -----------------------------------|-----------------|-----------------|-----------------|---------------------|-----------------
          SUCCESSOR COMPANY
 Year ended March 31, 1994:
   None                                            $0               N/A               N/A               N/A                   N/A

 Year ended March 31, 1993:
   None                                            $0               N/A               N/A               N/A                   N/A

         PREDECESSOR COMPANY
 Year ended March 31, 1992:
   Secured bridge loans (1)                        $0               N/A       $22,240,000       $22,240,000                  7.35%




 Note 1 - The secured bridge loan was replaced with a term loan as provided in the reorganization plan.

 Note 2 - The average amount outstanding during the period was computed by dividing the total of monthly outstanding principal balances by 12.

 Note 3 - The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.



        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      FORUM GROUP, INC. AND SUBSIDIARIES

  -----------------------------------|------------------------------------
                COL. A               |               COL. B
  -----------------------------------|------------------------------------
                 Item                |    Charged to costs and expenses
  -----------------------------------|------------------------------------
                                              Year Ended March 31
                                      ------------------------------------
                                             SUCCESSOR        PREDECESSOR
                                              COMPANY           COMPANY
                                      ------------------------ ----------
                                          1994        1993        1992
                                      ------------------------------------
  Depreciation - property & equipment  $6,711,000  $8,793,000 $10,662,000

  Taxes other than income:
       Payroll                          3,215,000   3,096,000   3,187,000
       Property and general             3,190,000   3,576,000   3,874,000

  Rent                                  1,051,000   1,012,000   2,530,000

  Advertising                             906,000     964,000   1,400,000


  Note 1 - Amounts for maintenance and repairs, amortization of intangible assets, pre-operating costs and similar deferrals, and income taxes were not presented as such amounts are less than 1% of total revenues. There were no royalties in 1994, 1993 or 1992.



