Form 10-Q
period 1994-06-30
FORUM GROUP INC
filed 1994-08-15
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended June 30, 1994           Commission File Number 0-6350

                           FORUM GROUP, INC.
         (Exact name of registrant as specified in its charter)

     Indiana                                           61-0703072
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     8900 Keystone Crossing, Suite 200
     P.O. Box 40498
     Indianapolis, Indiana                              46240-0498
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    317-846-0700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

      Yes   X      No
          -----       -----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:

      Yes   X      No
          -----       -----
     The number of shares outstanding of the registrant's common stock as of August 9, 1994 was 22,500,109.

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                      PAGE
- - -----------------------------                                      ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          June 30 and March 31, 1994                                  3

          Condensed consolidated statements of operations --
          Three months ended June 30, 1994 and 1993                   4

          Condensed consolidated statements of cash flows --
          Three months ended June 30, 1994 and 1993                   5

          Notes to condensed consolidated financial statements --
          June 30, 1994                                               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION
- - --------------------------
Item 1.   Legal Proceedings                                          15

Item 6.   Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                           18
- - ----------

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------
                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                     June 30,      March 31,
                                                      1994           1994
                                                  -------------  ------------
                                                        (in thousands)
                                    ASSETS
                                    ------
Property and equipment:
  Land and improvements                           $    34,518    $    34,505
  Buildings and leasehold improvements                176,516        176,209
  Furniture and equipment                              13,251         13,046
                                                  -----------    -----------
                                                      224,285        223,760
  Less accumulated depreciation and amortization       13,103         11,600
                                                  -----------    -----------
                                                      211,182        212,160
Investments:
  Forum Retirement Partners, L.P.                      12,403         12,420
  Greenville Retirement Community, L.P.                 3,649          3,614
  Rancho San Antonio Retirement Housing
    Corporation                                           558          7,228
  Other                                                    55              0
                                                  -----------    -----------
                                                       16,665         23,262
                                                  -----------    -----------

Cash and cash equivalents                              33,865         18,331
Accounts receivable, less allowance for doubtful
  accounts of $359 and $277                             5,990          5,246
Notes, investments and other receivables                4,175          5,717
Management fees receivable                                972            964
Restricted cash                                        10,510          9,992
Deferred costs and other assets, net                   13,794         14,528
                                                  -----------    -----------
                                                  $   297,153    $   290,200
                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Long-term debt, including $3,718 due
    within one year                               $   204,463    $   205,094
  Trade accounts payable                                2,070          2,332
  Accrued expenses                                     12,304         12,523
  Resident deposits and refundable resident fees       17,782         17,253
  Deferred income                                       7,364          7,041
                                                  -----------    -----------
                           Total Liabilities          243,983        244,243

Other partners' equity                                  1,655          1,673
Shareholders' equity:
  Common stock, no par value - authorized 48,000
    shares, issued 22,500 and 21,262 shares            63,928         58,773
  Accumulated deficit                                 (12,413)       (14,489)
                                                  -----------    -----------
                  Total Shareholders' Equity           51,515         44,284
                                                  -----------    -----------
                                                  $   297,153    $   290,200
                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                                      Three Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1994          1993
                                                   -----------   -----------
                                                     (in thousands except
                                                      per share amounts)

Revenues:
  Net operating revenues                           $    26,743   $    24,673
  Management fees                                        1,094           103
  Investment and other income                              253           325
                                                   -----------   -----------
                              TOTAL REVENUES            28,090        25,101
                                                   -----------   -----------
Costs and expenses:
  Operating expenses                                    19,083        18,565
  General and administrative expenses                      688           967
  Litigation expense                                         0         1,080
  Depreciation                                           1,527         2,232
                                                   -----------   -----------
                    TOTAL COSTS AND EXPENSES            21,298        22,844
                                                   -----------   -----------
                                                         6,792         2,257
Interest expense                                        (4,656)       (4,414)
                                                   -----------   -----------
Income (loss) before minority interests
  and extraordinary charge                               2,136        (2,157)
Minority interests                                         (60)          956
                                                   -----------   -----------
Income (loss) before extraordinary charge                2,076        (1,201)
Extraordinary charge - early extinguishment
  of debt                                                    0          (415)
                                                   -----------   -----------
                           NET INCOME (LOSS)             2,076        (1,616)

  ACCUMULATED DEFICIT AT BEGINNING OF PERIOD           (14,489)       (7,359)
                                                   -----------   -----------
        ACCUMULATED DEFICIT AT END OF PERIOD       $   (12,413)  $    (8,975)
                                                   ===========   ===========
Average number of common and common equivalent
  shares outstanding                                    22,764         9,320
                                                   ===========   ===========
Net (income) loss per common and common
  equivalent share (primary and fully diluted):
  Income (loss) before extraordinary charge        $      0.09   $     (0.13)
  Extraordinary charge                                    0.00         (0.04)
                                                   -----------   -----------
  Net income (loss)                                $      0.09   $     (0.17)
                                                   ===========   ===========
See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)

                                                       Three Months Ended
                                                            June 30,
                                                   -------------------------
                                                      1994           1993
                                                   ----------     ----------
                                                         (in thousands)

Cash flows from operating activities:
  Net income (loss)                                $    2,076     $   (1,616)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
    Depreciation and amortization                       1,527          2,233
    Amortization of deferred financing costs              580            141
    Other partners' and cooperative members'
      interest in losses (earnings)
      of consolidated companies                            60           (956)
    Net (income) losses of investments accounted
      for using the equity method                          82            (95)
    Other accrued revenues and expenses                   806          1,161
    Non-cash portion of extraordinary charge                0            270
                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               5,131          1,138
                                                   ----------     ----------
Cash flows from investing activities:
  Additions to property and equipment                    (525)          (391)
  Net proceeds from sales of investment in
    Rancho San Antonio Retirement Housing Corporation   6,554              0
  Notes, investments and other receivables                104            130
  Other                                                    47             37
                                                   ----------     ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        6,180           (224)
                                                   ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt                            203         90,282
  Payments on long-term debt                             (843)       (97,521)
  Proceeds from issuance of common stock
    and warrants, net                                   5,156         20,000
  Deferred financing and other costs                     (227)            (9)
  Proceeds from cooperative memberships                     0          2,575
  Distribution to other partners                          (77)           (77)
  Recapitalization and tender offer costs                   0         (5,729)
  Resident deposits                                       529          1,001
  Net increase in restricted cash                        (518)        (1,454)
                                                   ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               4,223          9,068
                                                   ----------     ----------

Net increase in cash and cash equivalents              15,534          9,982

Cash and cash equivalents at beginning of period       18,331          5,723
                                                   ----------     ----------
Cash and cash equivalents at end of period         $   33,865     $   15,705
                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                              June 30, 1994

Note A - Basis of Presentation
- - ------------------------------
The balance sheet at March 31, 1994 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1994 (the "1994 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1995. For further information, refer to Forum Group's consolidated financial statements as of and for the year ended March 31, 1994, and the footnotes thereto, included in the 1994
10-K.

Note B - Change In Consolidation
- - --------------------------------
The assets, liabilities and financial results of Rancho San Antonio Retirement Housing Corporation ("RSARHC"), a cooperative which owns The Forum at Rancho San Antonio ("Rancho San Antonio"), a continuing care community in Cupertino, California, were included in the consolidated financial statements of Forum Group through July 31, 1993 since Forum Group owned a majority of RSARHC's cooperative memberships. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50% of the memberships, and accordingly, the financial statements of RSARHC are no longer included in Forum Group's consolidated financial statements. Sales of cooperative memberships totalled $96,500,000 through June 30, 1994 and profits on these sales will be recognized using the cost recovery method. Forum Group's continuing ownership interest in RSARHC as the owner of 18.8% of the cooperative memberships at June 30, 1994 is accounted for on the cost method. Prior to June 1, 1994, Forum Group's continuing ownership interest in RSARHC was accounted for on the equity method. The assets, liabilities and financial results of Rancho San Antonio Retirement Services, Inc., the wholly-owned subsidiary of Forum Group which operates the healthcare and assisted living components of Rancho San Antonio, have been included in the consolidated financial statements of Forum Group for all periods presented.

Note C - Investments
- - --------------------
Forum Group has a 43.2% beneficial interest in Forum Retirement Partners, L.P. ("FRP"), a publicly-traded limited partnership which owns nine retirement communities. In addition, Forum Group is the parent company of FRP's general partner and has a long-term management contract with

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)
                        June 30, 1994 (continued)

FRP. Summary financial information for FRP as of and for the three months ended June 30, 1994 is as follows (in thousands):

     Net property                             $  97,625
     Other assets                                14,127
                                              ---------
                                                111,752
     Less liabilities                            73,125
                                              ---------
          Net assets                          $  38,627
                                              =========
     Revenues                                 $  11,439
     Costs and expenses                          11,404
                                              ---------
          Net income                          $      35
                                              =========

Forum Group has a 50% beneficial interest in Greenville Retirement Community, L.P. ("GRP"), a limited partnership which owns the Stonegates retirement community in Wilmington, Delaware. Summary financial information for GRP as of and for the three months ended June 30, 1994 is as follows (in thousands):

     Net property                             $  20,423
     Other assets                                   939
                                              ---------
                                                 21,362
     Less liabilities                            22,409
                                              ---------
          Net deficit                         $   1,047
                                              =========
     Revenues                                 $   1,613
     Costs and expenses                           1,400
                                              ---------
          Net income                          $     213
                                              =========

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   AS OF AND FOR THE THREE MONTHS ENDED

                              June 30, 1994


Results Of Operations
- - ---------------------
Forum Group operates (i) 10 retirement communities, including one community owned by a nonprofit Arizona corporation, and one nursing facility, owned or leased directly or indirectly by Forum Group (the "Owned Communities") , (ii) four retirement communities owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), (iii) 11 retirement communities owned by entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), including nine communities owned by FRP, one owned by GRP, and one owned by RSARHC (which was consolidated for financial reporting purposes prior to July 31, 1993) (see Note B of the Notes to Condensed Consolidated Financial Statements). The periods in which the financial results of the consolidated components of Rancho San Antonio are included in the financial statements of Forum Group are not comparable. Consequently, Rancho San Antonio is presented separately below in order to present a comparable disclosure of the other entities' financial results.

Certain summary financial information for the Owned Communities, Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below:

                             Three Months Ended June 30, 1994
                             --------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
     Net         ----------- ----------- -----------  ----------  ------
      Operating
      Revenues    $18,967     $ 1,079      $ 6,673     $    24    $26,743

     Operating
      Expenses     12,740       1,061        4,080       1,202     19,083

     General and
      Administra-
      tive Expense      0           0           16         672        688

     Litigation
      Expense           0           0            0           0          0

     Depreciation   1,009           0          513           5      1,527

     Interest
      Expense       3,045          20        1,230         361      4,656

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

                             Three Months Ended June 30, 1993
                             --------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
     Net         ----------- ----------- -----------  ----------  ------
      Operating
      Revenues   $16,870     $ 1,500      $ 6,123     $   180    $24,673

     Operating
      Expenses    12,306       1,720        3,921         618     18,565

     General and
      Administra-
      tive Expense     0           0            6         961        967

     Litigation
      Expense          0           0            0       1,080      1,080

     Depreciation    963         763          499           7      2,232

     Interest
      Expense        653         533        1,000       2,228      4,414


Owned Communities. Net operating revenues for the three months ended June 30, 1994 increased by $2,097,000 (12%), from $16,870,000 to
$18,967,000, as compared to the same period of the previous year. This increase was primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 91% at June 30, 1993 to 94% at June 30, 1994. Operating expenses, including general and administrative expenses and depreciation (collectively, "Total Operating Expenses"), for the three months ended June 30, 1994 at the Owned Communities increased by $480,000 (4%), from $13,269,000 to $13,749,000, as compared to the same period of the previous year. This increase was primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases, as partially offset by a reduction of $239,000 due to a change in the estimate of workers compensation premiums. Net Operating Income, comprised of operating revenue less Total Operating Expenses, for the three months ended June 30, 1994 at the Owned Communities increased by $1,617,000, from $3,601,000 to $5,218,000, as compared to the same period of the previous year. Exclusive of the impact of the change in workers compensation premium estimate discussed above, this increase constitutes 66% of the increase in net operating revenues for the quarter, which is indicative of the degree of incremental operating income that results from increased occupancy.

Rancho San Antonio. Due to the change in financial statement presentation discussed above in Note B of the Notes to Condensed
Consolidated Financial Statements, the financial results of Rancho San

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Antonio are not comparable between fiscal periods. Therefore, no discussion of variances regarding Rancho San Antonio is presented. Net operating revenues for the consolidated components of Rancho San Antonio for the three months ended June 30, 1994 decreased by $421,000, from $1,500,000 to $1,079,000, as compared to the same period of the previous year. Occupancy of the consolidated components of Rancho San Antonio increased from 61% at June 30, 1993 to 87% at June 30, 1994. Total Operating Expenses for the consolidated components of Rancho San Antonio for the three month period decreased by $1,422,000, from $2,483,000 to $1,061,000, as compared to the same period of the previous year. Net Operating Income for the consolidated components of Rancho San Antonio for the three month period ended June 30, 1994 increased by $1,001,000, from a loss of $983,000 to income of $18,000, as compared to the same period of the previous year.

Consolidated Partnership Communities. Net operating revenues for the three months ended June 30, 1994 increased by $550,000 (9%), from $6,123,000 to $6,673,000, as compared to the same period of the previous year. This increase was primarily attributable to increased occupancy, increased utilization of ancillary healthcare services, and increases in residency fees and charges. Combined occupancy increased from 89% at June 30, 1993 to 91% at June 30, 1994. Total Operating Expenses for the Consolidated Partnership Communities for the three months ended June 30, 1994 increased by $183,000 (4%), from $4,426,000 to $4,609,000, as compared to the same periods of the previous year. This increase was primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and to normal inflationary increases. Net Operating Income for the Consolidated Partnership Communities for the three months ended June 30, 1994 increased by $367,000, from $1,697,000 to $2,064,000, as compared to the same period of the previous year. This increase constitutes 67% of the increase in net operating revenues for the three months ended June 30, 1994, which is indicative of the degree of incremental profits that result from increased occupancy.

Corporate Operations. Revenues for the three months ended June 30, 1994 decreased $156,000, from $180,000 to $24,000, compared to the same period of the previous year. Revenues are primarily comprised of rental income from certain residential units of Rancho San Antonio ($166,000 and $1,000, respectively) and a change in the estimate of amounts reimbursable to third party payors from prior years for sold operations ($23,000). Operating expenses ($1,202,000), general and administrative expenses ($672,000) and depreciation ($5,000) for the three months ended June 30, 1994 increased by $293,000 as compared to the same period of the previous year. This change reflects the absence of the FRP future service liability income recognition of $198,000 due to recognizing FRP's management fee income, increased costs associated with Rancho San Antonio of $221,000 and increased home office staff ($75,000), net of decreases in contract services ($168,000), legal ($30,000) and other general and administrative expenses ($3,000). Marketing and unoccupied residential expenses of Rancho San Antonio allocated to Forum Group were $664,000 and $483,000 for the quarter ended June 30, 1994 and 1993, respectively. Corporate Operations includes the unallocated interest expense of corporate debt ($361,000).

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Unconsolidated Communities. Forum Group's equity in the earnings of FRP, which is reflected as other revenues, decreased from revenue of $30,000 for the three months ended June 30, 1993 to a charge of $51,000 for the three months ended June 30, 1994. This decrease primarily reflects Forum Group's equity method recognition of FRP's management fee expense, as partially offset by improved occupancy and operating performance at the nine retirement communities owned by FRP and managed by Forum Group. Forum Group's equity in the earnings of GRP, which is also reported as other revenues, increased from $65,000 for the three months ended June 30, 1993 to $80,000 for the three months ended June 30, 1994. Forum Group's equity in the losses of the unconsolidated component of Rancho San Antonio for the three months ended June 30, 1994 was $111,000.

Consolidated General and Administrative Expenses. For the three months ended June 30, 1994, consolidated general and administrative expenses decreased by $279,000, from $967,000 to $688,000, compared to the comparable period in fiscal 1994. This decrease is primarily attributable to (i) decreases in certain contract services and legal expenses, and (ii) the reclassification of certain headquarters human resource expenses from the general and administrative category to the operations category.

Management Fees. For the three months ended June 30, 1994, management fee income increased by $991,000, from $103,000 to $1,094,000. This increase is primarily attributable to the recognition of management fee income (i) due from FRP for periods subsequent to December 31, 1993, and
(ii) due from RSARHC for periods subsequent to July 31, 1993. Pursuant to the terms of the management agreement between Forum Group and FRP, management fees for periods prior to December 31, 1993 have been deferred, and have not been recognized as income by Forum Group.

Litigation Expenses. During the three months ended June 30, 1993, expenses of $1,080,000 were incurred in conjunction with certain litigation related to Forum Group's June, 1993 recapitalization (the "FGI Recapitalization").

Depreciation. For the three months ended June 30, 1994, consolidated depreciation expense decreased by $705,000 compared to the comparable period in the previous year. This decrease is primarily attributable to RSARHC no longer being a consolidated entity, as partially offset by additional fixed asset additions over the past twelve months.

Interest Expense.  Interest expense attributable to the Owned
Communities, Consolidated Partnership Communities and Corporate
Operations increased by $755,000, from $3,881,000 to $4,636,000, during the three months ended June 30, 1994. This change is primarily attributable to changes in average borrowing costs.

Minority Interests. The decrease of $1,016,000 in the minority interests' elimination for the three months ended June 30, 1994 compared to the same period of the prior fiscal year, resulted from improved operating results and a change in the method of accounting for Forum Group's minority ownership of RSARHC (see Note B of the Notes to Condensed Consolidated Financial Statements).

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Extraordinary Charge. During the three months ended June 30, 1993 an extraordinary charge of $415,000 was recorded to reflect expenses related to the early extinguishment of debt in conjunction with the FGI Recapitalization.

Net Income/Loss Per Share. The three months ended June 30, 1994 produced net income of $2,076,000 ($0.09 per share of common stock of Forum Group ("Common Share")) compared to net losses of $1,616,000 ($0.17 per Common Share) for the three months ended June 30, 1993. The three month period ended June 30, 1993 was adversely affected by $1,080,000 ($0.12 per Common Share) of expenses related to certain litigation related to the FGI Recapitalization and an extraordinary charge of $415,000 ($0.04 per Common Share) related to the early extinguishment of debt.

All per share data are based upon the weighted average number of common and common equivalent shares outstanding for the relevant periods.

Financial Condition
- - -------------------
Recapitalization. In June, 1993 Forum Group consummated the FGI Recapitalization pursuant to a series of agreements and modifications thereto (collectively, the "Acquisition Agreement") with a group of investors (the "Investors"). Pursuant to the Acquisition Agreement, the Investors commenced a tender offer on July 27, 1993 whereby the Investors offered to purchase Common Shares from shareholders of Forum Group (other than Forum Group) for $3.62 per share (the "Investors' Tender Offer").
As a result of the FGI Recapitalization, including the Investors' Tender Offer, the Investors acquired approximately 71.7% of the outstanding Common Shares. For a more thorough discussion of the FGI Recapitalization, see the 1994 10-K.

On February 1, 1994 proceeds of a refinancing loan (the "Refinancing Loan") of $93,301,000 were used to (i) retire certain indebtedness which was incurred pursuant to the FGI Recapitalization, (ii) pay expenses totalling approximately $10,366,000, $7,427,000 of which related to the purchase of an interest rate cap agreement from a financial institution (the "Interest Rate Cap Agreement"), and (iii) pay prepayment premiums totalling approximately $3,000,000. The Refinancing Loan requires monthly payments of principal based on a 25 year amortization to maturity on February 1, 2001, and bears interest at a floating rate equal to the 30 day LIBOR rate plus 4.3%. The interest rate is effectively capped at 8.925% per annum by the Interest Rate Cap Agreement.

As a result of the above-described transactions, Forum Group's long term debt as of June 30, 1994 was as set forth below (in thousands):

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

   Forum Group, Inc. (Owned Communities and Corporate Operations):
      Refinancing Loan                                         $ 92,898
      Senior Subordinated Notes                                  10,000
      Mortgages and Capitalized Leases                           22,985
      Other                                                       2,794
                                                               --------
       Total Owned Communities and Corporate Operations (1)     128,677

   Consolidated Partnership Communities (2)                      75,786
                                                               --------
       Total                                                   $204,463
                                                               ========

(1) Excludes (i) indebtedness aggregating $4,454,000 of GRP, $557,000 of which is recourse to Forum Group.

(2) These obligations are non-recourse to Forum Group.

Liquidity And Capital Resources. At June 30, 1994, Forum Group had cash and cash equivalents of $33,865,000, accounts receivable of $5,990,000 and notes, investments and other receivables of $4,175,000. Forum Group intends to seek to grow through the acquisition of additional properties and other assets, and believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements.

On July 5, 1994 Forum Group announced that it had entered into a co-investment agreement with National Guest Homes, L.L.C. ("NGH"), a developer and manager of assisted living facilities targeted toward middle-income senior citizens. Under the terms of the agreement, over a period of up to 10 years, Forum Group would have the right to provide or arrange for up to $250 million in debt or equity capital to develop assisted living projects, expected to be built for approximately $5 million per project. The projects would be managed by NGH.

Forum Group is currently conducting a detailed feasibility study of the possible expansion of certain of its properties in an effort to further increase operating income. A preliminary study has identified several attractive expansion opportunities, which could increase the number of living units owned by Forum Group. Any expansion would likely modify the uses of, or add capacity to, existing facilities without incurring substantial land acquisition and common area build-out costs. Any significant expansion may require Forum Group to modify existing financing and obtain regulatory approvals.

Forum Group has also entered into a commitment letter agreement (the "Acquisition Commitment") with Nomura Asset Capital Corporation ("Nomura") providing for up to $100 million in new debt financing (the "Acquisition Loan"), the proceeds of which would be used, together with equity to be provided by Forum Group, to fund the purchase price for acquisitions of skilled nursing home, assisted living and other senior housing properties. Under the acquisition facility, Nomura would advance $2.00 of debt financing for each $1.00 of equity capital invested by Forum Group, which equity is presently expected to be obtained from liquid assets, future offering of additional Common Shares to shareholders (including the Investors), cash from operations (including cash from sales of units in existing RCs, primarily Rancho San Antonio),

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

or a combination of the foregoing. During the 24-month period in which amounts could be drawn to finance acquisitions under the Acquisition Loan, Forum Group would have the right, subject to the satisfaction of certain conditions, to convert the indebtedness thereunder to seven-year debt under either a fixed or floating interest rate structure. During such period, Forum Group could also repay such indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Forum Group would have an option that would permit it to increase the borrowings against the properties acquired if, at the end of 24 months after the initial closing of the Acquisition Loan, the debt service coverage computed on a trailing 12-month basis exceeded certain thresholds, in which event the increased borrowings, like any increased borrowings under the Refinancing Loan, could be used to fund Forum Group's growth or for other corporate purposes. There can be no assurance that any acquisitions will be completed or, if so, as to the timing or terms thereof. The Acquisition Commitment is subject to the negotiation of definitive documentation and certain conditions. Moreover, Nomura's obligation to provide financing under the acquisition facility, if completed, will be subject to a number of conditions, and there can be no assurance that such conditions will be satisfied.

Cash Flow. Operating activities for the three months ended June 30, 1994 provided $5,131,000 of cash compared to $1,138,000 of cash provided by operating activities during the three months ended June 30, 1993, due principally to significantly improved operating results.

Investing activities provided $6,180,000 of cash during the three months ended June 30, 1994, compared to $224,000 of cash used by investing activities during the three months ended June 30, 1993, due principally to proceeds from the sales of memberships in RSARHC.

Financing activities provided $4,223,000 of cash during the three months ended June 30, 1994, compared to $9,068,000 of cash provided by financing activities during the comparable period of 1993, due principally to the impact of the FGI Recapitalization.

                        PART II. OTHER INFORMATION

                   FORUM GROUP, INC., AND SUBSIDIARIES


ITEM 1. LEGAL PROCEEDINGS
- - -------------------------
      Forum/Classic Claims. On April 29, 1993, Forum/Classic, L.P. ("Forum Classic"), Dalfort Corporation ("Dalfort"), Diamond Investments, Ltd. and Morris Weiser (collectively, the "Forum/Classic Plaintiffs") filed suit in the Superior Court of Marion County, Indiana, against Forum Group, the persons who then comprised the Board (the "Director Defendants"), and certain of the FGI Investors (collectively, the "Investor Defendants"). The Forum/Classic Plaintiffs alleged, among other things, that the Director Defendants breached their fiduciary duties by entering into the Acquisition Agreement (as originally in effect) and that the Investor Defendants knowingly participated in such alleged breaches of fiduciary duties. The Forum/Classic Plaintiffs further alleged that Forum Group breached an alleged contract to enter into certain transactions proposed by Forum/Classic and Dalfort and that the Investor Defendants induced such breach and interfered with an alleged business relationship between Forum/Classic and Dalfort and Forum Group. The Forum/Classic Plaintiffs sought on behalf of themselves and alleged other similarly situated shareholders, various forms of relief, including injunctive relief, compensatory damages, recovery of attorneys' fees and expenses. On June 4, 1993, the presiding court entered an order (the "Order") enjoining the defendants from taking action to consummate the Non-Liquidity Transaction but otherwise permitting the defendants to proceed with the transactions contemplated by the Acquisition Agreement, provided that it was modified to provide for the Liquidity Transaction. The court also concluded that (i) the decision by the Forum Group's Board of Directors to enter into the agreement in principle relating to the 1993 Recapitalization was made in good faith after reasonable investigation, the agreement in principle was conclusively presumed to be valid, and Forum Group was bound thereby and
(ii) no contract existed between Forum Group and Forum/Classic or Dalfort. On June 11, 1993, the Forum/Classic Plaintiffs filed a motion (the "Contempt Motion") to find Forum Group and the Investor Defendants in contempt of the Order. The court denied the Contempt Motion but it amended the Order to clarify that the Liquidity Transaction had to provide for the payment of $3.62 per Common Share without adjustment.
The Forum/Classic Plaintiffs appealed the Order, which appeal was dismissed on procedural grounds. On May 24, 1994, the Forum/Classic Plaintiffs requested permission from the trial court to file a supplemental complaint alleging, among other things, that certain aspects of the Agreement in Principle and the Acquisition Agreement were unlawful and that the Director Defendants breached their fiduciary duties in entering into and consummating the transaction with the Investor Defendants and seeking compensatory and punitive damages Pursuant to a letter agreement, dated June 8, 1994, the Forum/Classic Plaintiffs have agreed, subject to obtaining all necessary court approvals and the execution of all necessary documentation, to a dismissal with prejudice of all claims against all defendants in the above-described litigation in return for the payment and reimbursement of a portion, not to exceed $500,000, of the Forum/Classic Plaintiffs' attorneys' fees. On July 9, 1994, the parties to this litigation filed a stipulation of settlement with the court. Pursuant to the stipulation, Forum Group's shareholders have been notified in writing of the terms of the settlement and that a hearing to determine whether such settlement should be approved is

                          PART II. OTHER INFORMATION
                     FORUM GROUP, INC., AND SUBSIDIARIES
                               (continued)

scheduled to be held on August 29, 1994.

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

                         PART II. OTHER INFORMATION
                     FORUM GROUP, INC., AND SUBSIDIARIES
                                (continued)

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- - ----------------------------------------
(a)  Exhibits:
     ---------
     None

(b)  Reports on Form 8-K:
     --------------------
     None

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FORUM GROUP, INC.



Date:  August 12, 1994              By:   /s/   Paul A. Shively
                                       --------------------------------
                                     Paul A. Shively
                                     Senior Vice President and Treasurer