Form 10-Q
period 1994-09-30
FORUM GROUP INC
filed 1994-11-09
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended September 30, 1994      Commission File Number 0-6350

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
     The number of shares outstanding of the registrant's common stock as of November 4, 1994 was 22,500,109.

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                      PAGE
- -----------------------------                                      ----

Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          September 30 and March 31, 1994                             3

          Condensed consolidated statements of operations --
          Three and six months ended September 30, 1994 and 1993      4

          Condensed consolidated statements of cash flows --
          Six months ended September 30, 1994 and 1993                5

          Notes to condensed consolidated financial statements --
          September 30, 1994                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION
- --------------------------

Item 1.   Legal Proceedings                                          16
Item 4.   Submission of Matters to a Vote of Security Holders        18
Item 6.   Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                           19
- ----------

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------
                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                  September 30,    March 31,
                                                      1994           1994
                                                  -------------  ------------
                                    ASSETS              (in thousands)
Property and equipment:
  Land and improvements                           $    47,319    $    34,505
  Buildings and leasehold improvements                245,078        176,209
  Furniture and equipment                              16,774         13,046
  Project under construction (estimated
   cost to complete $4,300)                             1,042            -0-
                                                  -----------    -----------
                                                      310,213        223,760
  Less accumulated depreciation and amortization       15,106         11,600
                                                  -----------    -----------
                                                      295,107        212,160

Investments:
  Greenville Retirement Community, L.P.                 3,493          3,614
  Forum-NGH Operations-I, LLC                             237            -0-
  Forum Retirement Partners, L.P.                         -0-         12,420
  Rancho San Antonio Retirement Housing
    Corporation                                           -0-          7,228
                                                  -----------    -----------
                                                        3,730         23,262
                                                  -----------    -----------

Cash and cash equivalents                              34,270         18,331
Accounts receivable, less allowance for doubtful
  accounts of $570 and $277                             9,201          5,246
Notes, investments and other receivables                3,901          5,717
Management fees receivable                                 61            964
Restricted cash                                        13,668          9,992
Deferred costs and other assets, net                   17,730         14,528
                                                  -----------    -----------
                               Total Assets       $   377,668    $   290,200
                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Long-term debt, including $4,706 due
    within one year                               $   255,674    $   205,094
  Trade accounts payable                                2,708          2,332
  Other accrued expenses                               15,782         12,523
  Resident deposits and refundable resident fees       19,443         17,253
  Deferred income                                       7,385          7,041
                                                  -----------    -----------
                           Total Liabilities          300,992        244,243

Other partners' equity                                 18,406          1,673

Shareholders' equity:
  Common stock, no par value - authorized 48,000
    shares, issued 22,500 and 21,262 shares            63,928         58,773
  Paid-in-capital                                         750            -0-
  Accumulated deficit                                  (6,408)       (14,489)
                                                  -----------    -----------
                  Total Shareholders' Equity           58,270         44,284
                                                  -----------    -----------
                                                  $   377,668    $   290,200
                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                   -------------------   -------------------
                                     1994       1993       1994       1993
                                   --------   --------   --------   --------
                                    (in thousands except per share amounts)
Revenues:
 Net operating revenues             $ 36,188   $ 26,842   $ 62,931   $ 51,515
 Management fees                         508        147      1,603        250
 Investment and other income             817        237      1,069        563
                                    --------   --------   --------   --------
                   TOTAL REVENUES     37,513     27,226     65,603     52,328
                                    --------   --------   --------   --------

Costs and expenses:
 Operating expenses                   23,998     18,207     42,188     36,772
 Marketing, general and
   administrative expenses             1,739      1,862      3,321      2,829
 Litigation expense                      -0-        181        -0-      1,262
 Depreciation                          2,052      1,811      3,579      4,043
                                    --------   --------   --------   --------
         TOTAL COSTS AND EXPENSES     27,789     22,061     49,088     44,906
                                    --------   --------   --------   --------
                                       9,724      5,165     16,515      7,422

Interest expense                      (5,778)    (4,466)   (10,434)    (8,880)
Gains from sales of cooperative
 memberships                           4,197        -0-      4,197        -0-
                                    --------   --------   --------   --------
Income (loss) before minority
 interests, income taxes and
 extraordinary charge                  8,143        699     10,278     (1,458)
Minority interests                      (138)       160       (197)     1,115
                                    --------   --------   --------   --------
Income (loss) before income taxes
 and extraordinary charge              8,005        859     10,081       (343)

Income taxes                           2,000        -0-      2,000        -0-
                                    --------   --------   --------   --------
Income (loss) before extraordinary
 charge                                6,005        859      8,081       (343)

Extraordinary charge -
 early extinguishment of debt            -0-          2        -0-       (412)
                                    --------   --------   --------   --------
                NET INCOME (LOSS)      6,005        861      8,081       (755)

 ACCUMULATED DEFICIT AT BEGINNING
  OF PERIOD                          (12,413)    (8,975)   (14,489)    (7,359)
                                    --------   --------   --------   --------

 ACCUMULATED DEFICIT AT END OF
  PERIOD                            $ (6,408) $  (8,114)  $ (6,408) $  (8,114)
                                    ========  =========   ========  =========
Average number of common and
 common equivalent shares
 outstanding                          22,920     17,446     22,846     13,416
                                    ========   ========   ========   ========
Net income (loss) per common and
 common equivalent share (primary
 and fully diluted):
  Income (loss) before
    extraordinary charge            $   0.26   $   0.05   $   0.35   $  (0.03)
  Extraordinary charge                  0.00       0.00       0.00      (0.03)
                                    --------   --------   --------   --------
  Net income (loss)                 $   0.26   $   0.05   $   0.35   $  (0.06)
                                    ========   ========   ========   ========

SEE Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)

                                                        Six Months Ended
                                                          September 30,
                                                   -------------------------
                                                      1994           1993
                                                   ----------     ----------
                                                         (in thousands)

Cash flows from operating activities:
  Net income (loss)                                $    8,081     $     (755)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
      Depreciation and amortization                     3,579          3,837
      Amortization of deferred financing costs          1,208            602
      Other partners' and cooperative members'
        interest in losses (earnings) of
        consolidated companies                            197         (1,115)
      Net (income) losses of investments
        accounted for using the equity
        method                                           (118)            73
      Other accrued revenues and expenses                (129)           472
      Non-cash portion of extraordinary charge            -0-            270
                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              12,818          3,384
                                                   ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment                  (3,070)        (1,004)
  Net proceeds from sales of cooperative
    memberships in Rancho San Antonio
    Retirement Housing Corporation                      8,713            (26)
  Investment in Forum Retirement Partners, L.P.,
    net of acquired cash of $4,872                       (909)           -0-
  Purchase of Tiffany House                            (3,612)           -0-
  Purchase of other businesses                           (266)           -0-
  Notes, investments and other receivables                151            354
  Other                                                   331            (18)
                                                   ----------     ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        1,338           (694)
                                                   ----------     ----------

Cash flows from financing activities:
  Proceeds from long-term debt                            407         90,303
  Payments on long-term debt                           (1,752)       (98,395)
  Proceeds from issuance of common stock
    and warrants, net                                   5,155         20,000
  Deferred financing and other costs                   (1,386)           (15)
  Proceeds from Forum Retirement, Inc.'s
    tender of Forum Group common stock                    -0-          1,861
  Net proceeds from sales of cooperative
    memberships in Rancho San Antonio
    Retirement Housing Corporation                        -0-          3,614
  Distributions to other partners                        (155)          (155)
  Recapitalization and tender offer costs                 -0-         (7,235)
  Resident deposits                                       681          2,593
  Net increase in restricted cash                      (1,167)        (2,454)
                                                   ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,783         10,117
                                                   ----------     ----------
Net increase in cash and cash equivalents              15,939         12,807
Cash and cash equivalents at beginning of period       18,331          5,817
                                                   ----------     ----------
Cash and cash equivalents at end of period         $   34,270     $   18,624
                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                            September 30, 1994

Note A - Basis of Presentation
- ------------------------------
The balance sheet at March 31, 1994 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1994, as amended (the "1994 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1995. For further information, refer to Forum Group's consolidated financial statements as of and for the year ended March 31, 1994, and the footnotes thereto, included in the 1994 10-K.

Certain amounts in the fiscal year 1994 condensed consolidated financial statements have been restated to conform to the fiscal year 1995 presentation.

Note B - Changes In Consolidation
- ---------------------------------
The assets, liabilities and financial results of Rancho San Antonio Retirement Housing Corporation ("RSARHC"), a cooperative housing corporation which owns The Forum at Rancho San Antonio ("Rancho San Antonio"), a continuing care community in Cupertino, California, were included in the consolidated financial statements of Forum Group through July 31, 1993 since Forum Group owned a majority of RSARHC's cooperative memberships. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50% of the memberships, and accordingly, the financial statements of RSARHC are no longer included in Forum Group's consolidated financial statements. Sales of cooperative memberships totalled $101,893,000 through September 30, 1994 and profits on these sales will be recognized using the cost recovery method. Forum Group's continuing ownership interest in RSARHC as the owner of 14.7% of the cooperative memberships at September 30, 1994 is accounted for on the cost method. Prior to June 1, 1994, Forum Group's continuing ownership interest in RSARHC was accounted for on the equity method. The assets, liabilities and financial results of Rancho San Antonio Retirement Services, Inc., the wholly-owned subsidiary of Forum Group which operates the healthcare and assisted living components of Rancho San Antonio, have been included in the consolidated financial statements of Forum Group for all periods presented.

Forum Retirement Partners, L.P. ("FRP") is a publicly-traded limited partnership which owns nine retirement communities. Forum Group is the

                   FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Without Audit)
                            September 30, 1994

parent company of FRP's general partner and has a long-term management agreement with FRP. In addition, Forum Group has a substantial beneficial interest in FRP. Prior to August 1, 1994, this beneficial interest was less than 50%, and Forum Group's investment in FRP was accounted for on the equity method. Forum Group's beneficial interest in FRP was 56.4% effective August 1, 1994. Accordingly, as of that date, the assets, liabilities and financial results of FRP were included in the consolidated financial statements of Forum Group. The following pro forma amounts summarize the effect on the condensed consolidated statements of operations for the six months ended September 30, 1994 and 1993, as if Forum Group's beneficial interest in FRP was 56.4% on April 1, 1993:

                                              Six Months Ended
                                                September 30,
                                              ----------------
                                               1994      1993
                                              ------    ------
                                            (in thousands except
                                              per share amounts)

            Total revenues                    $84,095   $73,923
                                              =======   =======

            Net income                        $10,507   $   816
                                              =======   =======
            Net income per
             common and common
             equivalent share                 $ 0.46    $ 0.06
                                              ======    ======
Note C - Investments
- --------------------
Forum Group has a 50% beneficial interest in Greenville Retirement Community, L.P. ("GRP"), a limited partnership which owns the Stonegates retirement community in Wilmington, Delaware. Summary financial information for GRP as of and for the six months ended September 30, 1994 is as follows (in thousands):

     Net property                             $  20,308
     Other assets                                 1,187
                                              ---------
                                                 21,495
     Less liabilities                            22,756
                                              ---------
          Net deficit                         $   1,261
                                              =========
     Revenues                                 $   3,240
     Costs and expenses                           2,780
                                              ---------
          Net income                          $     460
                                              =========
Forum Group has entered into a co-investment agreement with National Guest Homes, L.L.C. ("NGH"), a developer of assisted living facilities targeted toward middle-income senior citizens. Forum Group's investment in projects under construction is included in the consolidated financial statements of Forum Group. Forum Group's investment in Forum - NGH Operations - I, L.L.C. ("NGH Operations"), a manager of assisted living facilities, is accounted for on the equity method.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    AS OF AND FOR THE SIX MONTHS ENDED

                            September 30, 1994

Results Of Operations
- ---------------------
Forum Group operates (i) 10 retirement communities owned or leased directly or indirectly by Forum Group, one community owned by a nonprofit corporation, and one nursing facility owned by Forum Group (the "Owned Communities"), (ii) 13 retirement communities owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes, including the nine communities owned by FRP (the "Consolidated Partnership Communities"), and (iii) 2 retirement communities owned by entities (GRP and RSARHC) which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"). RSARHC was consolidated for financial reporting purposes prior to July 31, 1993 (See Note B of the Notes to Condensed Consolidated Financial Statements). The periods in which the financial results of the consolidated components of Rancho San Antonio are included in the financial statements of Forum Group are not comparable. Consequently, Rancho San Antonio is presented separately below in order to present a comparable disclosure of the Owned Communities' financial results.

Certain summary financial information for the Owned Communities, Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below:

                            Six Months Ended September 30, 1994
                            -----------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- -----------  ----------  ------
     Net
      Operating
      Revenues    $39,030     $ 2,242      $21,617     $    42    $62,931

     Operating
      Expenses     25,663       2,111       13,893         521     42,188

     Marketing,
      General and
      Administra-
      tive Expense     39           0           64       3,218      3,321

     Litigation
      Expense           0           0            0           0          0

     Depreciation   2,034           0        1,511          34      3,579

     Interest
      Expense       6,205          43        3,419         767     10,434

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

                           Six Months Ended September 30, 1993
                           -----------------------------------
                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
                 ----------- ----------- -----------  ----------  ------
     Net
      Operating
      Revenues   $35,733     $ 2,748      $12,623     $   411    $51,515

     Operating
      Expenses    25,386       3,015        8,009         362     36,772

     Marketing,
      General and
      Administra-
      tive Expense     0           0           12       2,817      2,829

     Litigation
      Expense          0           0            0       1,262      1,262

     Depreciation  1,941         879        1,000         223      4,043

     Interest
      Expense      1,383         707        2,004       4,786      8,880

Owned Communities. Net operating revenues for the three and six months ended September 30, 1994 increased by $1,200,000 (6%), from $18,863,000 to $20,063,000, and by $3,297,000 (9%), from $35,733,000 to $39,030,000, respectively, as compared to the same periods of the previous year.
These increases were primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 92% at September 30, 1993 to 94% at September 30, 1994. Operating expenses, including marketing, general and administrative expenses and depreciation (collectively, "Total Operating Expenses") at the Owned Communities for the three and six months ended September 30, 1994 decreased by $71,000 (1%), from $14,058,000 to $13,987,000, and increased by $409,000 (1%), from $27,327,000 to $27,736,000, respectively, as compared to the same periods of the previous year. These increases were primarily attributable to increases in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases, as partially offset by reductions of $303,000 and $454,000, respectively, due to a change in the estimate of workers compensation premiums. Net Operating Income, comprised of operating revenue less Total Operating Expenses, at the Owned Communities for the three and six months ended September 30, 1994 increased by $1,271,000, from $4,805,000 to
$6,076,000, and by $2,888,000, from $8,406,000 to $11,294,000, respectively, as compared to the same periods of the previous year. Exclusive of the impact of the change in workers compensation premium estimate discussed above, these increases constitute 81% and 74%, respectively, of the increases in net operating revenues for the three and six month periods, which is indicative of the degree of incremental operating income that results from increased occupancy.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Rancho San Antonio. Due to the change in financial statement presentation discussed above in Note B of the Notes to Condensed Consolidated Financial Statements, the financial results of Rancho San Antonio are not comparable between fiscal periods. Therefore, no discussion of variances regarding Rancho San Antonio is presented. Net operating revenues for the consolidated components of Rancho San Antonio for the three and six months ended September 30, 1994 decreased by $85,000, from $1,248,000 to $1,163,000, and by $506,000, from $2,748,000 to $2,242,000, respectively, as compared to the same periods of the previous year. Occupancy of the consolidated components of Rancho San Antonio increased from 84% at September 30, 1993 to 90% at September 30, 1994. Total Operating Expenses for the consolidated components of Rancho San Antonio for the three and six month periods decreased by $245,000, from $1,295,000 to $1,050,000, and by $1,783,000, from $3,894,000 to
$2,111,000, respectively, as compared to the same periods of the previous year. Net Operating Income for the consolidated components of Rancho San Antonio for the three and six month periods ended September 30, 1994 increased by $276,000, from a loss of $163,000 to income of $113,000, and by $1,277,000, from a loss of $1,146,000 to income of $131,000, as compared to the same periods of the previous year.

Consolidated Partnership Communities. Due to the change in financial statement presentation regarding consolidation of the FRP Communities discussed above in Note B of the Notes to Condensed Consolidated Financial Statements, the financial results of the Consolidated Partnership Communities are not comparable between fiscal periods. Therefore, no discussion of variances regarding the Consolidated Partnership Communities is presented. Net operating revenues for the three and six months ended September 30, 1994 increased by $8,444,000 (130%), from $6,500,000 to $14,944,000, and by $8,994,000 (71%), from
$12,623,000 to $21,617,000, respectively, as compared to the same periods of the previous year. Combined occupancy of the Consolidated Partnership Communities increased from 92% at September 30, 1993 to 94% at September 30, 1994. Total Operating Expenses for the Consolidated Partnership Communities for the three and six months ended September 30, 1994 increased by $6,264,000 (136%), from $4,595,000 to $10,859,000, and by
$6,447,000 (71%), from $9,021,000 to $15,468,000, respectively, as compared to the same periods of the previous year. Net Operating Income for the Consolidated Partnership Communities for the three and six months ended September 30, 1994 increased by $2,180,000, from $1,905,000 to $4,085,000, and by $2,547,000, from $3,602,000 to $6,149,000, respectively, as compared to the same periods of the previous year.

Corporate Operations. Changes in corporate operations were not material to Forum Group's results of operations for the three and six months ended September 30, 1994.

Unconsolidated Communities. Forum Group's equity in the earnings of unconsolidated entities is reflected as other revenues. Forum Group's equity in the earnings of FRP improved from $27,000 and $57,000 for the three and six months ended September 30, 1993, to $122,000 and $71,000 for the three and six months ended September 30, 1994, respectively. Forum Group's equity in the losses of the unconsolidated component of Rancho San Antonio improved from $273,000 for the three and six months

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

ended September 30, 1993 to $-0- and $111,000 for the three and six months ended September 30, 1994, respectively. Due to the changes in financial statement presentation regarding FRP and Rancho San Antonio discussed above in Note B of the Notes to Condensed Consolidated Financial Statements, the equity adjustments for those entities are not comparable between fiscal periods. Forum Group's equity in the earnings of GRP improved from $78,000 and $144,000 for the three and six months ended September 30, 1993, to $107,000 and $187,000 for the three and six months ended September 30, 1994, respectively. Forum Group's equity in the losses of Forum - NGH Operations - I, L.L.C. for the three and six months ended September 30, 1994 was $28,000.

Consolidated Marketing, General and Administrative Expenses. For the three and six months ended September 30, 1994, consolidated marketing, general and administrative expenses increased by $483,000, from $1,256,000 to $1,739,000, and by $492,000, from $2,829,000 to $3,321,000, respectively, as compared to the comparable periods in fiscal 1994.
These increases are primarily attributable to (i) the absence of the FRP future service liability income recognition due to recognizing FRP's management fee income, (ii) increased costs associated with Rancho San Antonio, and (iii) increased home office staff.

Management Fees. For the three and six months ended September 30, 1994, management fee income increased by $361,000, from $147,000 to $508,000 and by $1,353,000, from $250,000 to $1,603,000, respectively. These increases are primarily attributable to the recognition of management fee income (i) due from FRP for periods subsequent to December 31, 1993 but prior to August 1, 1994 (see Note B of the Notes to Condensed Consolidated Financial Statements), and (ii) due from RSARHC for periods subsequent to July 31, 1993. Pursuant to the terms of the management agreement between Forum Group and FRP, management fees for periods prior to December 31, 1993 have been deferred, and have not been recognized as income by Forum Group.

Investment and Other Income. For the three and six months ended September 30, 1994, investment and other income increased $580,000, from $237,000 to $817,000, and $506,000, from $563,000 to $1,069,000, respectively, as compared to the comparable periods of fiscal 1994.
These increases are primarily attributable to (i) increases in investment income ($168,000 and $280,000 for the three and six month periods, respectively), and (ii) increases in Forum Group's equity in the earnings of unconsolidated entities ($368,000 and $191,000, respectively) which are discussed above as Unconsolidated Communities.

Litigation Expenses. During the six months ended September 30, 1993, expenses of $1,262,000 were incurred in conjunction with certain litigation related to Forum Group's June, 1993 recapitalization (the "FGI Recapitalization").

Depreciation. For the three and six months ended September 30, 1994, consolidated depreciation expense increased by $241,000 and decreased by $464,000, respectively, compared to the comparable periods in the previous year. These changes reflect the August 1, 1994 consolidation of FRP and fixed asset additions over the last twelve months, as offset by

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

RSARHC no longer being a consolidated entity.

Interest Expense.  Interest expense attributable to the Owned
Communities, Consolidated Partnership Communities and Corporate
Operations increased by $1,463,000, from $4,292,000 to $5,755,000, and by $2,218,000, from $8,173,000 to $10,391,000, during the three and six months ended September 30, 1994, respectively. These changes are primarily attributable to the consolidation of FRP and changes in average borrowing costs.

Gains From Sales of Cooperative Memberships. During the three and six months ended September 30, 1994, $4,197,000 of pre-tax gains were recognized from the sales of memberships in RSARHC (the "RSA Gains"). As RSA Gains are generated solely from the initial sale of memberships in RSARHC, and as the number of available initial memberships is finite, these gains are of a non-recurring nature and there can be no assurance as to the timing or amount of future RSA Gains.

Minority Interests. The increases of $298,000 and $1,312,000 in the minority interests' elimination for the three and six months, respectively, ended September 30, 1994 compared to the same period of the prior fiscal year, resulted primarily from improved operating results and a change in the method of accounting for Forum Group's minority ownership of RSARHC (see Note B of the Notes to Condensed Consolidated Financial Statements).

Income Taxes. On April 1, 1993, Forum Group adopted Financial Accounting Standards No. 109, Accounting for Income Taxes, and has reported the cumulative effect of that change in the method of accounting for income taxes in the March 31, 1994 and September 30, 1994 condensed consolidated financial statements.

As of September 30, 1994, income tax loss carryforwards for tax purposes were estimated to be approximately $20,000,000 after the application of certain loss carryforward limitations resulting from a second change in ownership within two years of Forum Group's reorganization. These tax loss carryforwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, the future benefit of tax loss carryforwards arising prior to the reorganization is reported as additional paid-in-capital.

During the quarter and six months ended September 30, 1994, the condensed consolidated statements of operations contained a provision for income taxes of $2,000,000, including $750,000 related to the benefit of pre-organization tax loss carryforwards which was added to paid-in-capital.

Extraordinary Charge. During the six months ended September 30, 1993 an extraordinary charge of $412,000 was recorded to reflect expenses related to the early extinguishment of debt in conjunction with the FGI Recapitalization.

Net Income/Loss Per Share. The three and six months ended September 30, 1994 produced net income of $6,005,000 ($0.26 per share of common stock of Forum Group ("Common Share")) and $8,081,000 ($0.35 per Common Share),

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

respectively, compared to net income of $861,000 ($0.05 per Common Share) and a net loss of $755,000 ($0.06 per Common Share), respectively, for the three and six months ended September 30, 1993. Net income of the current quarter and six-month period was favorably affected by non-recurring pre-tax gains of $4,197,000 ($0.14 per Common Share) from the sales of cooperative memberships in RSARHC, which has 85% of its memberships sold. The prior year six-month period was adversely affected by litigation expense of $1,262,000 ($0.09 per Common Share), and an extraordinary charge due to the early extinguishment of debt of $412,000 ($0.03 per Common Share). Without these three items, net income for the current six-month period would have been $0.21 per Common Share compared to $0.06 per Common Share for the six-month period of the prior fiscal year.

All per share data are based upon the weighted average number of common and common equivalent shares outstanding for the relevant periods.

Financial Condition
- -------------------
Recapitalization. In June, 1993 Forum Group consummated a substantial recapitalization pursuant to a series of agreements and modifications thereto (collectively, the "Acquisition Agreement") with a group of investors (the "Investors"). Pursuant to the Acquisition Agreement, the Investors commenced a tender offer on July 27, 1993 whereby the Investors offered to purchase Common Shares from shareholders of Forum Group (other than Forum Group) for $3.62 per share (the "Investors' Tender Offer").
As a result of this recapitalization, including the Investors' Tender Offer, the Investors acquired approximately 71.7% of the outstanding Common Shares. For a more thorough discussion of this recapitalization, see the 1994 10-K.

On February 1, 1994 proceeds of a refinancing loan (the "Refinancing Loan") of $93,301,000 were used to (i) retire certain indebtedness incurred pursuant to Forum Group's recapitalization, (ii) pay expenses totalling approximately $10,366,000, including $7,427,000 related to the purchase of an interest rate cap agreement from a financial institution (the "Interest Rate Cap Agreement"), and (iii) pay premiums, related to the prepayment of certain senior subordinated notes, totalling $3,000,000. The Refinancing Loan requires monthly payments of principal based on a 25 year amortization to maturity on February 1, 2001, and bears interest at a floating rate equal to the 30 day LIBOR rate plus 4.18%. The interest rate is effectively capped at 8.805% per annum by the Interest Rate Cap Agreement.

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

As a result of the above-described transactions, Forum Group's long term debt as of September 30, 1994 was as set forth below (in thousands):

   Forum Group, Inc. (Owned Communities and Corporate Operations):
      Refinancing Loan                                         $ 92,628
      Senior Subordinated Notes                                  10,000
      Mortgages and Capitalized Leases                           22,919
      Other                                                       4,453
                                                               --------
       Total Owned Communities and Corporate Operations (1)     130,000

   Consolidated Partnership Communities (2)                     125,674
                                                               --------
       Total                                                   $255,674
                                                               ========
(1) Excludes indebtedness aggregating $4,260,000 of GRP, $533,000 of which is recourse to Forum Group.

(2) These obligations are non-recourse to Forum Group.

Liquidity And Capital Resources. At September 30, 1994, Forum Group had cash and cash equivalents of $34,270,000, accounts receivable of $9,201,000 and notes, investments and other receivables of $3,901,000. Forum Group intends to seek to grow through the acquisition of additional properties and other assets, and believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements.

On September 15, 1994, Forum Group entered into an acquisition loan facility (the "Acquisition Facility") with Nomura Asset Capital Corporation ("Nomura") providing for up to $100 million in new debt financing (the "Acquisition Loan"), the proceeds of which would be used, together with equity to be provided by Forum Group, to fund the acquisitions of skilled nursing home, assisted living and other senior housing properties, and associated fees and capital reserves. Under the Acquisition Facility, Nomura will advance $2.00 of debt financing for each $1.00 of equity capital invested by Forum Group, which equity is presently expected to be obtained from liquid assets, future offering of additional Common Shares to shareholders (including the Investors), cash from operations (including cash from sales of memberships in existing RCs, primarily Rancho San Antonio), or a combination of the foregoing. During the 24-month period in which amounts can be drawn under the Acquisition Loan (the "Funding Period"), Forum Group has the right, subject to the satisfaction of certain conditions, to convert the indebtedness thereunder to seven-year debt under either a fixed or floating interest rate structure. During such period, Forum Group may repay such indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Absent conversion or refinancing, interest on the Acquisition Loan is payable monthly in arrears at LIBOR plus 3.35%, exclusive of servicing costs. Forum Group has an option permitting it to increase the borrowings against the properties acquired if, at the end of 24 months after the initial closing of the Acquisition Loan, the debt service coverage computed on a trailing 12-month basis exceeds certain thresholds, in which event the increased borrowings could be used to fund Forum Group's

                   FORUM GROUP, INC., AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

growth or for other corporate purposes. There can be no assurance that any acquisitions will be completed or, if so, as to the timing or terms thereof. Moreover, Nomura's obligation to provide financing under the Acquisition Facility is subject to a number of conditions, and there can be no assurance that such conditions will be satisfied.

On July 5, 1994 Forum Group announced that it had entered into a co-investment agreement with NGH. Under the terms of this agreement, Forum Group has the right during the next 10 years to provide or arrange for up to $250 million in debt or equity capital to develop assisted living projects, expected to be built for approximately $5 million per project. The projects would be managed by NGH Operations. Pursuant to the terms of this co-investment agreement, NGH has one project (located in Austin, Texas) currently under construction, and has two other projects (located in Houston, Texas and Indianapolis, Indiana) in the preliminary stages of development.

Forum Group is continuing a detailed feasibility study of the possible expansion of certain of its properties in an effort to further increase operating income. A preliminary study has identified several attractive expansion opportunities, which could increase the number of living units owned by Forum Group. Any expansion would likely modify the uses of, or add capacity to, existing facilities without incurring substantial land acquisition and common area build-out costs. Any significant expansion may require Forum Group to modify existing financing and obtain regulatory approvals.

On August 31, 1994, Forum Group purchased the real property, health care contracts, and certain personal property associated with Tiffany House ("Tiffany"), a congregate care facility comprising 104 assisted living units located in Fort Lauderdale, Florida, for a purchase price of $3,600,000. Tiffany will be managed by the former owner through at least December 31, 1994. In addition, Forum Group is concluding the acquisition of a company which manages five retirement communities.

Cash Flow. Operating activities for the six months ended September 30, 1994 provided $12,818,000 of cash compared to $3,384,000 of cash provided by operating activities during the comparable period of 1993, due principally to improved operating results and the previously disclosed changes in consolidation.

Investing activities provided $1,338,000 of cash during the six months ended September 30, 1994, compared to $694,000 of cash used by investing activities during the comparable period of 1993, due principally to proceeds from the sales of memberships in RSARHC, partially offset by additions to property and equipment, the purchase of Tiffany and the investment in NGH Operations.

Financing activities provided $1,783,000 of cash during the six months ended September 30, 1994, compared to $10,117,000 of cash provided by financing activities during the comparable period of 1993, due principally to the impact of the FGI Recapitalization.

                        PART II, OTHER INFORMATION
                    FORUM GROUP, INC. AND SUBSIDIARIES
                            SEPTEMBER 30, 1994


Item 1.     Legal Proceedings.
- -------     ------------------
      Forum/Classic Claims. On April 29, 1993, Forum/Classic, L.P. ("Forum Classic"), Dalfort Corporation ("Dalfort"), Diamond Investments, Ltd. and Morris Weiser (collectively, the "Forum/Classic Plaintiffs") filed suit in the Superior Court of Marion County, Indiana, against Forum Group, the persons who then comprised the Board (the "Director Defendants"), and certain of the FGI Investors (collectively, the "Investor Defendants"). The Forum/Classic Plaintiffs alleged, among other things, that the Director Defendants breached their fiduciary duties by entering into the Acquisition Agreement (as originally in effect) and that the Investor Defendants knowingly participated in such alleged breaches of fiduciary duties. The Forum/Classic Plaintiffs further alleged that Forum Group breached an alleged contract to enter into certain transactions proposed by Forum/Classic and Dalfort and that the Investor Defendants induced such breach and interfered with an alleged business relationship between Forum/Classic and Dalfort and Forum Group. The Forum/Classic Plaintiffs sought on behalf of themselves and alleged other similarly situated shareholders, various forms of relief, including injunctive relief, compensatory damages, recovery of attorneys' fees and expenses. On June 4, 1993, the presiding court entered an order (the "Order") enjoining the defendants from taking action to consummate the Non-Liquidity Transaction but otherwise permitting the defendants to proceed with the transactions contemplated by the Acquisition Agreement, provided that it was modified to provide for the Liquidity Transaction. The court also concluded that (i) the decision by the Forum Group's Board of Directors to enter into the agreement in principle relating to the 1993 Recapitalization was made in good faith after reasonable investigation, the agreement in principle was conclusively presumed to be valid, and Forum Group was bound thereby and (ii) no contract existed between Forum Group and Forum/Classic or Dalfort. On June 11, 1993, the Forum/Classic Plaintiffs filed a motion (the "Contempt Motion") to find Forum Group and the Investor Defendants in contempt of the Order. The court denied the Contempt Motion but it amended the Order to clarify that the Liquidity Transaction had to provide for the payment of $3.62 per Common Share without adjustment. The Forum/Classic Plaintiffs appealed the Order, which appeal was dismissed on procedural grounds. On May 24, 1994, the Forum/Classic Plaintiffs requested permission from the trial court to file a supplemental complaint alleging, among other things, that certain aspects of the Agreement in Principle and the Acquisition Agreement were unlawful and that the Director Defendants breached their fiduciary duties in entering into and consummating the transaction with the Investor Defendants and seeking compensatory and punitive damages Pursuant to a letter agreement, dated June 8, 1994, the Forum/Classic Plaintiffs have agreed, subject to obtaining all necessary court approvals and the execution of all necessary documentation, to a dismissal with prejudice of all claims against all defendants in the above-described litigation in return for the payment and reimbursement of a portion, not to exceed $500,000, of the Forum/Classic Plaintiffs' attorneys' fees. On July 9, 1994, the parties to this litigation filed a stipulation of settlement with the court. Pursuant to the stipulation, Forum Group's shareholders were notified in writing of the terms of the settlement. Following a hearing on August 29, 1994, the trial court approved the settlement and issued its order dismissing the claims.

                        PART II, OTHER INFORMATION
                    FORUM GROUP, INC. AND SUBSIDIARIES
                            SEPTEMBER 30, 1994
                               (continued)

Pursuant to the settlement agreement, the Forum/Classic Plaintiffs, Forum Group and the Investor Defendants have executed the stipulation of settlement and Forum Group has paid the Forum/Classic Plaintiffs
$500,000. One director defendant has declined to execute the stipulation because of a dispute with another director defendant.

      Maddock Litigation. On May 7, 1992, Charles S. Maddock, a resident of Stonegates, a condominium RC in Greenville, Delaware, instituted an action against Greenville Retirement Community, L.P. ("GRP"), the developer and managing agent of, and owner of the service units (i.e., nursing, kitchen and dining facilities) at, Stonegates, in the Court of Chancery of the State of Delaware in and for New Castle County ("State Court Action"). Forum Group is the sole general partner of, and the owner of a 50% beneficial interest in, GRP. Forum Group is also the operator and manager of Stonegates pursuant to an operation and management agreement with GRP under which, inter alia, GRP delegated to Forum Group all of GRP's duties and responsibilities as managing agent of Stonegates. Mr. Maddock alleges that (i) GRP violated the condominium declaration and plan by using two condominium apartment units for a sales office, a dining room and a healthcare unit, by moving the door to the nursing facility, and by purportedly reserving other condominium apartment units for persons requiring assisted living care; (ii) GRP failed to pay its share of condominium common expenses; (iii) GRP violated its obligation to operate and maintain Stonegates according to the highest standards achievable consistent with its overall plan for Stonegates, and otherwise violated its management agreement with the condominium council; (iv) there is no justification for GRP's right to appoint three of the five members of the condominium council; and (v) GRP's option to repurchase condominium units, as well as the requirement that a condominium unit owner be a party to a residence agreement with GRP, are unreasonable restraints on alienation of property. By way of prayer for relief, Mr. Maddock seeks that (i) GRP be required to restore the two condominium apartment units to their former use, and to bear all costs of the initial change of use and the restoration; (ii) GRP be enjoined from reserving condominium apartment units for persons requiring assisted living care; (iii) GRP be required to account for and pay its share of condominium common expenses; (iv) the management agreement between the condominium council and GRP, and the operation and management agreement between GRP and Forum Group, be terminated; (v) GRP's right to appoint three of the five members of the condominium council be declared invalid; and (vi) GRP's option to repurchase condominium units, as well as the requirement that a condominium unit owner be a party to a residence agreement with GRP, be declared invalid. On August 21, 1992, Forum Group instituted an action in the Bankruptcy Court (the "Bankruptcy Court Action") alleging that the relief requested in the State Court Action effectively asserts a claim against Forum Group, the assertion of which is barred under the terms of the Reorganization Plan, and requesting injunctive relief preventing the further prosecution of the State Court Action. On September 17, 1993, the Bankruptcy Court issued an order permanently enjoining Mr. Maddock from pursuing the State Court Action. Mr. Maddock appealed the Bankruptcy Court's decision, and on August 30, 1994, the appeals court vacated the injunction and remanded

                        PART II, OTHER INFORMATION
                    FORUM GROUP, INC. AND SUBSIDIARIES
                            SEPTEMBER 30, 1994
                               (continued)

the matter to the Bankruptcy Court for further proceedings.  The
Bankruptcy Court has scheduled a hearing on the matter on December 13, 1994.

Item 4.     Submission of Matters to a Vote of Security Holders.
- -------     ----------------------------------------------------
  (a) The annual meeting of stockholders of Forum Group (the "Annual Meeting") was held on September 13, 1994.

  (b)   The stockholders voted on the following items at the Annual
        Meeting:

        (i) The stockholders approved the election of the following persons to serve as directors until the next annual meeting of stockholders of Forum Group: Robert A. Whitman, Peter
              P. Copses, Daniel A. Decker, James E. Eden, Asher O. Pacholder, William G. Petty, Jr., Antony P. Ressler,
              D. Ellen Shuman, Eric B. Siegel, Merlin C. Spencer, and George D. Woodard. 16,425,013 Common Shares were voted at the Annual Meeting, all of which were voted in favor of the election of each of the foregoing persons.

        (ii) The stockholders also (i) approved the following amendments to Forum Group's Articles of Incorporation: (a) the deletion of certain provisions which prohibit the issuance of nonvoting securities; (b) an amendment relating to the indemnification of directors and officers of Forum Group; and (c) an amendment relating to the definition of "Continuing Directors", (ii) approved an Equity Incentive Plan for officers and employees of Forum Group; and (iii) ratified the appointment of KPMG Peat Marwick LLP as independent accountants to examine the consolidated financial statements of Forum Group for the fiscal year ending March 31, 1995. 16,425,013 Common Shares voted in favor of the foregoing matters; none voted against or abstained.


Item 6.     Exhibits and Reports on Form 8-K.
- -------     ---------------------------------
      Exhibits:

      None.

      Reports on Form 8-K:

      None.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FORUM GROUP, INC.



Date:  November 9, 1994              By:    \s\     Paul A. Shively
                                        -------------------------------
                                     Paul A.  Shively
                                     Senior Vice President and Treasurer