Form 10-Q
period 1994-12-31
FORUM GROUP INC
filed 1995-02-14
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended December 31, 1994       Commission File Number 0-6350

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

      Yes   X      No
           ---         ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:

      Yes   X      No
           ---         ---
     The number of shares outstanding of the Registrant's common stock as of February 10, 1995 was 22,500,109.

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                      PAGE
- -----------------------------                                      ----

Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          December 31 and March 31, 1994                              3

          Condensed consolidated statements of operations --
          Three and nine months ended December 31, 1994 and 1993      4

          Condensed consolidated statements of cash flows --
          Nine months ended December 31, 1994 and 1993                5

          Notes to condensed consolidated financial statements --
          December 31, 1994                                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II. OTHER INFORMATION
- --------------------------

Item 1.   Legal Proceedings                                          16

SIGNATURES                                                           17
- ----------

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        ------------------------------
                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                   December 31,    March 31,
                                                      1994           1994
                                                  -------------  -----------
                                    ASSETS              (in thousands)
                                    ------
Property and equipment:
  Land and improvements                           $    47,388    $    34,505
  Buildings and leasehold improvements                246,757        176,209
  Furniture and equipment                              17,137         13,046
  Project under construction (estimated
   cost to complete $7,163)                             2,365            -0-
                                                  -----------    -----------
                                                      313,647        223,760
  Less accumulated depreciation and amortization       17,401         11,600
                                                  -----------    -----------
                                                      296,246        212,160

Investments:
  Greenville Retirement Community, L.P.                 3,333          3,614
  Forum-NGH Operations-I, LLC                             176            -0-
  Forum Retirement Partners, L.P.                         -0-         12,420
  Rancho San Antonio Retirement Housing
    Corporation                                           -0-          7,228
  Other                                                   240            -0-
                                                  -----------    -----------
                                                        3,749         23,262
                                                  -----------    -----------
Cash and cash equivalents                              28,471         18,331
Accounts receivable, less allowance for doubtful
  accounts of $595 and $277                             9,379          5,246
Notes, investments and other receivables                3,655          5,717
Management fees receivable                                 62            964
Restricted cash                                        14,158          9,992
Deferred costs and other assets, net                   15,697         14,528
                                                  -----------    -----------
                               Total Assets       $   371,417    $   290,200
                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Long-term debt, including $3,723 due
    within one year                               $   249,355    $   205,094
  Trade accounts payable                                2,402          2,332
  Accrued expenses                                     15,514         12,523
  Resident deposits and refundable fees                19,089         17,253
  Deferred income                                       7,349          7,041
                                                  -----------    -----------
                           Total Liabilities          293,709        244,243

Other partners' equity                                 16,613          1,673

Shareholders' equity:
  Common stock, no par value - authorized 48,000
    shares, issued 22,500 and 21,262 shares            63,928         58,773
  Paid-in-capital                                         750            -0-
  Accumulated deficit                                  (3,583)       (14,489)
                                                  -----------    -----------
                  Total Shareholders' Equity           61,095         44,284
                                                  -----------    -----------
                                                  $   371,417    $   290,200
                                                  ===========    ===========
See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                   Three Months Ended     Nine Months Ended
                                      December 31,          December 31,
                                   -------------------    -----------------
                                     1994       1993       1994       1993
                                   --------   --------    -------   -------
                                    (in thousands except per share amounts)
Revenues:
 Net operating revenues             $ 41,097   $ 27,681   $104,028   $ 79,196
 Management fees                         185        174      1,788        424
 Investment and other income             619        452      1,688      1,016
                                    --------   --------   --------   --------
                   TOTAL REVENUES     41,901     28,307    107,504     80,636
                                    --------   --------   --------   --------
Costs and expenses:
 Operating expenses                   28,304     18,646     70,492     55,418
 Marketing, general and
   administrative expenses             2,357      1,673      5,679      4,502
 Litigation expense                      -0-         55        -0-      1,317
 Depreciation                          2,388      1,801      5,966      5,841
                                    --------   --------   --------   --------
         TOTAL COSTS AND EXPENSES     33,049     22,175     82,137     67,078
                                    --------   --------   --------   --------
                                       8,852      6,132     25,367     13,558

Interest expense                      (6,322)    (4,357)   (16,756)   (13,241)
Gains from sales of cooperative
 memberships                           1,243        -0-      5,440        -0-
                                    --------   --------   --------   --------
Income before minority
 interests, income taxes and
 extraordinary charge                  3,773      1,775     14,051        317
Minority interests                      (136)      (143)      (333)       972
                                    --------   --------   --------   --------
Income before income taxes
 and extraordinary charge              3,637      1,632     13,718      1,289

Income taxes                             550        -0-      2,550        -0-
                                    --------   --------   --------   --------
Income before extraordinary charge     3,087      1,632     11,168      1,289

Extraordinary charge from early
 extinguishment of debt, net of
 income tax benefit of $50 in 1994      (262)    (1,360)      (262)    (1,772)
                                    --------   --------   --------   --------
                NET INCOME (LOSS)      2,825        272     10,906       (483)

ACCUMULATED DEFICIT AT BEGINNING
  OF PERIOD                           (6,408)    (8,114)   (14,489)    (7,359)
                                    --------   --------   --------   --------
ACCUMULATED DEFICIT AT END OF
  PERIOD                            $ (3,583) $  (7,842)  $ (3,583) $  (7,842)
                                    ========  =========   ========  =========
Average number of common and
 common equivalent shares
 outstanding                          23,164     20,823     22,944     15,858
                                    ========  =========   ========  =========
Net income (loss) per common and
 common equivalent share (primary
 and fully diluted):
  Income before extraordinary
    charge                          $   0.13   $   0.08   $   0.49   $   0.08
  Extraordinary charge                 (0.01)     (0.07)     (0.01)     (0.11)
                                    --------   --------   --------   --------
  Net income (loss)                 $   0.12   $   0.01   $   0.48   $  (0.03)
                                    ========   ========   ========   ========

See Notes to Condensed Consolidated Financial Statements.

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)

                                                        Nine Months Ended
                                                          December 31,
                                                   -------------------------
                                                      1994           1993
                                                   ----------     ----------
                                                         (in thousands)

Cash flows from operating activities:
  Net income (loss)                                $   10,906     $     (483)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
      Depreciation and amortization                     5,966          5,841
      Amortization of deferred financing costs          1,919            776
      Minority interests in losses (earnings)
        of consolidated companies                         333           (972)
      Equity in earnings of unconsolidated
        investments                                      (183)           (86)
      Other accrued revenues and expenses                 477         (5,308)
      Non-cash portion of extraordinary charge            242          1,630
                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              19,660          1,398
                                                   ----------     ----------
Cash flows from investing activities:
  Additions to property and equipment                  (5,818)        (1,280)
  Net proceeds from sales of cooperative
    memberships in Rancho San Antonio
    Retirement Housing Corporation                      8,709            (71)
  Investment in Forum Retirement Partners, L.P.,
    net of acquired cash of $4,872                     (3,373)       (13,131)
  Purchase of Tiffany House                            (3,624)           -0-
  Purchase of other businesses                           (273)           -0-
  Notes, investments and other receivables                206            259
  Other                                                   355            162
                                                   ----------     ----------
NET CASH USED BY INVESTING ACTIVITIES                  (3,818)       (14,061)
                                                   ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt                            398         90,711
  Payments on long-term debt                           (8,276)      (101,533)
  Proceeds from issuance of common stock
    and warrants, net                                   5,155         32,999
  Deferred financing and other costs                   (1,501)           (16)
  Proceeds from Forum Retirement, Inc.'s
    tender of Forum Group common stock                    -0-          1,861
  Net proceeds from sales of cooperative
    memberships in Rancho San Antonio
    Retirement Housing Corporation                        -0-          3,614
  Distributions to other partners                        (234)          (234)
  Recapitalization and tender offer costs                 -0-         (8,541)
  Payments of Predecessor Company liabilities             -0-            (52)
  Resident deposits                                       326          3,628
  Net increase in restricted cash                      (1,570)        (1,257)
                                                   ----------     ----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       (5,702)        21,180
                                                   ----------     ----------
Net increase in cash and cash equivalents              10,140          8,517
Cash and cash equivalents at beginning of period       18,331          5,817
                                                   ----------     ----------
Cash and cash equivalents at end of period         $   28,471     $   14,334
                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                            December 31, 1994

Note A - Basis of Presentation
- ------------------------------
The balance sheet at March 31, 1994 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1994, as amended (the "1994 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1995. For further information, refer to Forum Group's consolidated financial statements as of and for the year ended March 31, 1994, and the footnotes thereto, included in the 1994 10-K.

Certain amounts in the fiscal year 1994 condensed consolidated financial statements have been restated to conform to the fiscal year 1995 presentation.

Note B - Changes In Consolidation
- ---------------------------------
The assets, liabilities and financial results of Rancho San Antonio Retirement Housing Corporation ("RSARHC"), a cooperative housing corporation which owns The Forum at Rancho San Antonio ("Rancho San Antonio"), a continuing care community in Cupertino, California, were included in the consolidated financial statements of Forum Group through July 31, 1993 because Forum Group owned a majority of RSARHC's cooperative memberships. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50% of the memberships and, accordingly, the financial statements of RSARHC were no longer consolidated in Forum Group's consolidated financial statements. Between August 1, 1993 and June 1, 1994, Forum Group's continuing ownership interest in RSARHC was accounted for on the equity method. Since June 1, 1994 Forum Group's continuing ownership interest in RSARHC as the owner of less than 20% of the cooperative memberships has been accounted for on the cost method. Sales of cooperative memberships totalled $103,274,000 through December 31, 1994 and profits on these sales are being recognized using the cost recovery method. The assets, liabilities and financial results of Rancho San Antonio Retirement Services, Inc., the wholly owned subsidiary of Forum Group which operates the healthcare and assisted living components of Rancho San Antonio, are included in the consolidated financial statements of Forum Group for all periods presented.

                   FORUM GROUP, INC., AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Without Audit)
                            December 31, 1994

Forum Retirement Partners, L.P. ("FRP") is a publicly traded limited partnership which owns nine retirement communities. Forum Group is the parent company of FRP's general partner and has a long-term management agreement with FRP. In addition, Forum Group has a substantial beneficial interest in FRP. Prior to August 1, 1994, this beneficial interest was less than 50%, and Forum Group's investment in FRP was accounted for on the equity method. Through the acquisition of additional partnership units, Forum Group's beneficial interest in FRP increased to 56.4% on August 1, 1994. Accordingly, as of that date, the assets, liabilities and financial results of FRP were included in the consolidated financial statements of Forum Group. During October, 1994 Forum Group increased its beneficial interest to 62.1%. The following pro forma amounts summarize the effect on the condensed consolidated statements of operations for the nine months ended December 31, 1994 and 1993, as if Forum Group's beneficial interest in FRP was 62.1% on April 1, 1993:

                                              Nine Months Ended
                                                 December 31,
                                              -------------------
                                                1994      1993
                                              --------   --------
                                             (in thousands except
                                               per share amounts)

            Total revenues                    $121,799   $112,967
                                              ========   ========
            Net income                        $ 11,346   $  1,208
                                              ========   ========
            Net income per
             common and common
             equivalent share                 $   0.49   $   0.08
                                              ========   ========

Note C - Other Investments
- --------------------------
Forum Group has a 50% beneficial interest in Greenville Retirement Community, L.P. ("GRP"), a limited partnership which owns the Stonegates retirement community in Wilmington, Delaware ("Stonegates"). Summary financial information for GRP as of and for the nine months ended December 30, 1994 is as follows (in thousands):

     Net property                             $  20,202
     Other assets                                 1,307
                                              ---------
                                                 21,509
     Less liabilities                            23,008
                                              ---------
          Net deficit                         $   1,499
                                              =========
     Revenues                                 $   4,945
     Costs and expenses                           4,200
                                              ---------
          Net income                          $     745
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

                                 ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
- ---------------------
Forum Group operates (i) ten retirement communities owned or leased directly or indirectly by Forum Group, one community owned by a nonprofit corporation, and one nursing facility owned by Forum Group (the "Owned Communities"), (ii) 13 retirement communities owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes, including the nine communities owned by FRP (the "Consolidated Partnership Communities"), and (iii) two retirement communities (Rancho San Antonio and Stonegates), the operating results of which are not presently consolidated for financial reporting purposes (the "Unconsolidated Communities"). The results of Rancho San Antonio's operations were consolidated for financial reporting purposes prior to July 31, 1993 (see Note B of the Notes to Condensed Consolidated Financial Statements). Accordingly, the periods in which the financial results of the consolidated components of Rancho San Antonio are included in the financial statements of Forum Group are not comparable. Consequently, Rancho San Antonio is presented separately below in order to present a comparable disclosure of the Owned Communities' financial results.

Certain summary financial information for the Owned Communities, Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below:

                            Three Months Ended December 31, 1994
                            ------------------------------------
                                     ($ in millions)

                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
     Net         ----------- ----------- -----------  ----------  ------
      Operating
      Revenues     $20.6       $ 1.0        $19.5       $   0     $41.1

     Total
      Operating
      Expenses      14.0         1.0         13.4         2.3      30.7

     Net Operating
      Income         6.6           0          6.1        (2.3)     10.4

     Depreciation    1.1           0          1.3           0       2.4

     Interest
      Expense        3.1           0          2.7          .5       6.3

                            Nine Months Ended December 31, 1994
                            -----------------------------------
                                     ($ in millions)

                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
     Net         ----------- ----------- -----------  ----------  ------
      Operating
      Revenues     $59.6       $ 3.2        $41.1       $  .1    $104.0

     Total
      Operating
      Expenses      39.7         3.1         27.4         6.0      76.2

     Net Operating
      Income        19.9          .1         13.7        (5.9)     27.8

     Depreciation    3.1           0          2.8          .1       6.0

     Interest
      Expense        9.3          .1          6.1         1.3      16.8




                            Three Months Ended December 31, 1993
                            ------------------------------------
                                     ($ in millions)

                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
     Net         ----------- ----------- -----------  ----------  ------
      Operating
      Revenues     $19.6       $ 1.4        $ 6.7       $   0     $27.7

     Total
      Operating
      Expenses      13.1         1.0          4.0         2.2      20.3

     Net Operating
      Income         6.5          .4          2.7        (2.2)      7.4

     Depreciation    1.0           0           .5          .3       1.8

     Interest
      Expense         .7           0          1.1         2.6       4.4

                            Nine Months Ended December 31, 1993
                            -----------------------------------
                                     ($ in millions)

                                         Consolidated
                    Owned      Rancho    Partnership  Corporate
                 Communities San Antonio Communities  Operations  Totals
     Net         ----------- ----------- -----------  ----------  ------
      Operating
      Revenues     $55.3       $ 4.1        $19.3       $  .5     $79.2

     Total
      Operating
      Expenses      38.6         4.0         12.0         5.3      59.9

     Net Operating
      Income        16.7          .1          7.3        (4.8)     19.3

     Depreciation    2.9          .9          1.5          .5       5.8

     Interest
      Expense        2.1          .7          3.1         7.3      13.2


Owned Communities. Net Operating Revenues for the three and nine months ended December 31, 1994 increased by $1.0 million (5%), from $19.6 million to $20.6 million, and by $4.3 million (8%), from $55.3 million to $59.6 million, respectively, as compared to the same periods of the previous year. These increases were primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 93% at December 31, 1993 to 95% at December 31, 1994. Operating expenses, including marketing and general and administrative expenses (collectively, "Total Operating Expenses"), at the Owned Communities for the three and nine months ended December 31, 1994 increased by $900,000 (7%), from $13.1 million to $14.0 million, and by $1.1 million (3%), from $38.6 million to $39.7 million, respectively, as compared to the same periods of the previous year. These increases were primarily attributable to increases in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases, partially offset by reductions of $380,000 for the nine months ended December 31, 1994 due to a change in the estimate of workers compensation premiums. Net Operating Income, comprised of Net Operating Revenues less Total Operating Expenses, at the Owned Communities for the three and nine months ended December 31, 1994 increased by $0.1 million, from $6.5 million to $6.6 million, and by $3.2 million, from $16.7 million to $19.9 million, respectively, as compared to the same periods of the previous year.

Rancho San Antonio. Due to the change in financial statement presentation discussed above, the financial results of Rancho San Antonio are not comparable between fiscal periods. Therefore, no discussion of variances regarding Rancho San Antonio is presented. Net Operating Revenues for the consolidated components of Rancho San Antonio for the three and nine months ended December 31, 1994 decreased by $400,000, from $1.4 million to $1.0 million, and by $900,000, from $4.1 million to $3.2 million, respectively, as compared to the same periods of the previous year. Occupancy of the healthcare and assisted living component of Rancho San Antonio increased from 91% at December 31, 1993 to 94% at December 31, 1994. Total Operating Expenses for the consolidated components of Rancho San Antonio for the three and nine month periods remained constant at $1.0 million and decreased by $900,000, from $4.0 million to $3.1 million, respectively, as compared to the same periods of the previous year. Net Operating Income for the consolidated components of Rancho San Antonio for the three and nine month periods ended December 31, 1994 decreased by $400,000, from $400,000 to zero, and remained constant at $100,000, respectively, as compared to the same periods of the previous year.

Consolidated Partnership Communities. Due to the change in financial statement presentation regarding consolidation of the FRP Communities discussed above, the financial results of the Consolidated Partnership Communities are not comparable between fiscal periods. Therefore, no discussion of variances regarding the Consolidated Partnership Communities is presented. Net Operating Revenues for the three and nine months ended December 31, 1994 increased by $12.8 million, from $6.7 million to $19.5 million, and by $21.8 million, from $19.3 million to $41.1 million, respectively, as compared to the same periods of the previous year. Combined occupancy of the Consolidated Partnership Communities increased from 90% at December 31, 1993 to 94% at December 31, 1994. Total Operating Expenses for the Consolidated Partnership Communities for the three and nine months ended December 31, 1994 increased by $9.4 million, from $4.0 million to $13.4 million, and by $15.4 million, from $12.0 million to $27.4 million, respectively, as compared to the same periods of the previous year. Net Operating Income for the Consolidated Partnership Communities for the three and nine months ended December 31, 1994 increased by $3.4 million, from $2.7 million to $6.1 million, and by $6.4 million, from $7.3 million to $13.7 million, respectively, as compared to the same periods of the previous year.

Corporate Operations. Changes in corporate operations were not material to Forum Group's results of operations for the three and nine months ended December 31, 1994.

Unconsolidated Entities. Forum Group's equity in the earnings of unconsolidated entities is reflected as Investment and Other Income. Changes in Forum Group's equity in the aggregate net earnings of FRP, the unconsolidated component of Rancho San Antonio, GRP, and NGH Operations for the three and nine months ended December 31, 1994 were not material to Forum Group's results of operations. Due to the changes in financial statement presentation regarding FRP and Rancho San Antonio discussed above, the equity adjustments for those entities are not comparable between fiscal periods.

Consolidated Items. The following is a discussion of certain consolidated items.

Consolidated Marketing, General and Administrative Expenses. For the three and nine months ended December 31, 1994, consolidated marketing, general and administrative expenses increased by $700,000, from $1.7 million to $2.4 million, and by $1.2 million, from $4.5 million to $5.7 million, respectively, as compared to the comparable periods in fiscal 1994. These increases are primarily attributable to (i) the inclusion in the prior periods of future service income recognition in respect of FRP management fees and (ii) increased home office staff costs. During the nine months ended December 31, 1993, expenses of $1.3 million were incurred in conjunction with certain litigation related to Forum Group's June, 1993 recapitalization (the "FGI Recapitalization").

Management Fees. For the three and nine months ended December 31, 1994, management fee income remained constant at $0.2 million and increased by by $1.4 million, from $0.4 million to $1.8 million, respectively. The nine-month increase was primarily attributable to the recognition of management fee income (i) due from FRP for periods subsequent to December 31, 1993 but prior to August 1, 1994 and (ii) due from RSARHC for periods subsequent to July 31, 1993. Pursuant to the terms of the management agreement between Forum Group and FRP, management fees for periods prior to December 31, 1993 had been deferred and were not recognized as income by Forum Group.

Investment and Other Income. For the three and nine months ended December 31, 1994, investment and other income increased $0.2 million, from $0.4 million to $0.6 million, and $0.7 million, from $1.0 million to $1.7 million, respectively, as compared to the comparable periods of fiscal 1994. These increases are primarily attributable to increases in investment income.

Depreciation. For the three and nine months ended December 31, 1994, consolidated depreciation expense increased by $0.6 million and $0.1 million, respectively, as compared to the comparable periods in the previous year. These changes reflect the August 1, 1994 consolidation of FRP and fixed asset additions over the last 12 months, as offset by RSARHC which is no longer a consolidated entity.

Interest Expense. Interest expense attributable to the Owned Communities, Consolidated Partnership Communities and Corporate Operations increased by $2.0 million, from $4.3 million to $6.3 million, and by $3.5 million, from $13.2 million to $16.7 million, during the three and nine months ended December 31, 1994, respectively. These changes are primarily attributable to the consolidation of FRP and changes in average borrowing costs.

Gains From Sales of Cooperative Memberships. During the three and nine months ended December 31, 1994, $1.2 million and $5.4 million, respectively, of pre-tax gains were recognized from the sales of memberships in RSARHC (the "RSA Gains"). As RSA Gains are generated solely from the initial sale of memberships in RSARHC, and as the number of available initial memberships is finite, these gains are of a non-recurring nature and there can be no assurance as to the timing or amount of future RSA Gains.

Minority Interests. The increase of $1.3 million in the minority interests' elimination for the nine months ended December 31, 1994 compared to the same period of the prior fiscal year resulted primarily from improved operating results and a change in the method of accounting for Forum Group's minority ownership of RSARHC (see Note B of the Notes to Condensed Consolidated Financial Statements).

Income Taxes. On April 1, 1993, Forum Group adopted Financial Accounting Standards No. 109, Accounting for Income Taxes, and has reported the cumulative effect of that change in the method of accounting for income taxes in the March 31, 1994 and December 31, 1994 condensed consolidated financial statements.

As of December 31, 1994, income tax loss carryforwards for tax purposes were estimated to be approximately $26.0 million after the application of certain loss carryforward limitations. These tax loss carryforwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, the future benefit of tax loss carryforwards arising prior to Forum Group's reorganization is reported as additional paid-in-capital.

During the quarter and nine months ended December 31, 1994, the condensed consolidated statements of operations contained a provision for income taxes of $0.6 million and $2.6 million, respectively, including $0.8 million related to the benefit of pre-organization tax loss carryforwards which was added to paid-in-capital.

Extraordinary Charge. During the three months ended December 31, 1994 an extraordinary charge of $0.3 million was recorded related to Forum Group's early extinguishment of debt. During the three and nine months ended December 31, 1993 an extraordinary charge of $1.4 million was recorded to reflect Forum Group's share of FRP's extraordinary charge on the early extinguishment of its debt. Additionally, during the nine months ended December 31, 1993, expenses of $0.4 million related to the early extinguishment of debt in conjunction with the FGI Recapitalization were recorded.

Net Income/Loss Per Share. The three and nine months ended December 31, 1994 produced net income of $2.8 million ($0.12 per share of common stock of Forum Group ("Common Share")) and $10.9 million ($0.48 per Common Share), respectively, compared to net income of $0.3 million ($0.01 per Common Share) and a net loss of $0.5 million ($0.03 per Common Share), respectively, for the three and nine months ended December 31, 1993. Net income for the current quarter and nine-month period was favorably affected by non-recurring after-tax gains of $1.1 million and $4.4 million, respectively ($0.05 and $0.19, respectively, per Common Share) from the sales of cooperative memberships in RSARHC, which has 86% of its memberships sold. Net income for the current quarter and nine-month period was adversely affected by an extraordinary charge, pertaining to Forum Group's early extinguishment of debt, of $0.3 million ($0.01 per Common Share). Net income for the prior year nine-month period was adversely affected by litigation expense of $1.3 million ($0.08 per Common Share). Additionally, the prior year three and nine month periods were adversely affected by extraordinary charges of $1.4 million and $1.8 million ($0.07 and $0.11, respectively, per Common Share), respectively, due to the early extinguishment of debt. Without these items, net income for the current three and nine-month periods would have been $0.08 and $0.30, respectively, per Common Share compared to $0.08 and $0.16 per Common Share for the three and nine-month periods, respectively, of the prior fiscal year.

All per share data are based upon the weighted average number of common and common equivalent shares outstanding for the relevant periods.

Financial Condition
- -------------------
Liquidity And Financial Condition. Management believes that Forum Group's cash on hand, cash from operations and borrowings available to it under credit facilities are sufficient to fund its foreseeable working capital, debt service and capital expenditure requirements. Forum Group will continue to monitor conditions in the capital markets and otherwise in an effort to take advantage of opportunities which may become available to it in the pursuit of its long-term growth strategy.

At December 31, 1994, Forum Group's cash and cash equivalents were $28.5 million, compared to $18.3 million at March 31, 1994. Net cash provided by operations was $19.7 million for the nine months ended December 31, 1994, compared to $1.4 million for the comparable period of the prior fiscal year.

Total long-term debt was $249.4 million at December 31, 1994, compared to $205.1 million at March 31, 1994. Of these amounts, $220.5 million and $170.4 million, respectively, was project-level debt that is not recourse to Forum Group. Total maturities of long-term debt for each of the next five calendar years are as follows (in millions):

                                Non-          Forum
                 Year         Recourse        Group
                 ----         --------       -------
                 1995         $  3.0         $  0.7
                 1996           49.4            0.9
                 1997            2.7           14.4
                 1998            2.9            0.5
                 1999           28.8            0.3

Management expects that such amounts will be paid out of a combination of cash on hand, cash from operations and refinancing proceeds, although there necessarily can be no assurance with respect thereto.

Forum Group has adopted a growth-oriented strategic plan which contemplates the acquisition of additional assets and continued investment in its existing properties. Forum Group is a party to an acquisition facility providing for up to $100.0 million of acquisition financing. Under the facility, the lender will advance $2.00 of debt financing for each $1.00 of equity capital invested by Forum Group, which equity is presently expected to be obtained from liquid assets, future offering of additional Common Shares to shareholders (including the principal shareholders of Forum Group), cash from operations (including cash from sales of memberships in existing RCs, primarily Rancho San Antonio), or a combination of the foregoing. During the 24-month period in which amounts can be drawn under the acquisition facility (the "Funding Period"), Forum Group has the right, subject to the satisfaction of certain conditions, to convert the indebtedness thereunder to seven-year debt under either a fixed or floating interest rate structure. During such period, Forum Group may repay such indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Absent conversion or refinancing, interest on the Acquisition Loan is payable monthly in arrears at LIBOR plus 3.35%, exclusive of servicing costs. Forum Group has an option permitting it to increase the borrowings against the properties acquired if, by September 1996, the debt service coverage computed on a trailing 12-month basis exceeds certain thresholds, in which event the increased borrowings could be used to fund Forum Group's growth or for other corporate purposes. There can be no assurance that any acquisitions will be completed or, if so, as to the timing or terms thereof. Moreover, the lender's obligation to provide financing under the Acquisition Facility is subject to a number of conditions, and there can be no assurance that such conditions will be satisfied.

Forum Group recently purchased (i) Tiffany House, an assisted care living facility with 130 licensed units located in Fort Lauderdale, Florida, and
(ii) Fountainview Retirement Center, with 276 independent living apartments and 64 assisted living suites, located in West Palm Beach, Florida.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------
      Maddock Litigation. As described in the 1994 10-K, on May 7, 1992, Charles S. Maddock, a resident of Stonegates, a condominium RC in Greenville, Delaware, instituted an action against Greenville Retirement Community, L.P. ("GRP"), the developer and managing agent of, and owner of the service units (i.e. nursing, kitchen and dining facilities) at, Stonegates, in the Court Chancery of the State of Delaware in and for New Castle County ("State Court Action"). Forum Group is the sole general partner of, and the owner of a 50% beneficial interest in, GRP. Forum Group is also the operator and manager of Stonegates pursuant to an operation and management agreement with GRP under which, inter alia, GRP delegates to Forum Group all of GRP's duties and responsibilities as managing agent of Stonegates. Mr. Maddock alleges that certain of the organizational documents of Stonegates violate state law and that GRP and Forum Group have breached their responsibilities under such documents. Mr. Maddock sought various forms of injunctive, and declaratory relief, and damages. On August 21, 1992, Forum Group instituted an action in the Bankruptcy Court (the "Bankruptcy Court Action") alleging that the relief requested in the State Court Action effectively asserts a claim against Forum Group, the assertion of which is barred under the terms of the Reorganization Plan, and requesting injunctive relief preventing the further prosecution of the State Court Action. On September 17, 1993, the Bankruptcy Court issued an order permanently enjoining Mr. Maddock from pursuing the State Court Action. Mr. Maddock appealed the Bankruptcy Court's decision, and on August 30, 1994, the appeals court vacated the injunction and remanded the matter to the Bankruptcy Court for further proceedings. On December 13, 1994, Mr. Maddock and Forum Group entered into an agreement entered in the Bankruptcy Court providing that Mr. Maddock will be enjoined from asserting claims based upon acts or omissions of Forum Group or GRP occurring prior to April 2, 1992 (the effective date of the Reorganization Plan). The agreement does not bar the assertion of a claim arising after April 2, 1992 from either a new course of action or a new breach of any continuing agreement.

      Refer to the 1994 10-K for additional information regarding this lawsuit and other legal proceedings to which the Registrant or its subsidiaries are parties.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FORUM GROUP, INC.



Date:  February 14, 1995             By:    \s\     Paul A. Shively
                                        --------------------------------
                                     Paul A.  Shively
                                     Senior Vice President and Treasurer