Form 10-K
period 1995-03-31
FORUM GROUP INC
filed 1995-06-29
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                --------------------------------

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

    For the Fiscal Year Ended          Commission File Number
               March 31, 1995                         0-6350

                        Forum Group, Inc.
               11320 Random Hills Road , Suite 400
                    Fairfax, Virginia  22030
                   Telephone:  (703) 277-7000

Incorporated in Indiana                 I.R.S. No. 61-0703072

                ---------------------------------

Securities registered pursuant to Section 12(g) of the Securities
                      Exchange Act of 1934:

                 Common Stock, without par value


      Registrant  has filed all reports required to be  filed  by
Section 12, 13, or 15(d) of the Securities Exchange Act of 1934, including subsequent to the distribution of securities under its plan of reorganization, during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.

      There were 22,500,109 shares of the Registrant's Common Stock outstanding as of May 1, 1995. The aggregate market value of the shares of such Common Stock held by nonaffiliates of the Registrant, based upon the last sale price as reported on the NASDAQ on May 1, 1995, was approximately $31,182,000. Including shares held by the Registrant's principal stockholders, such aggregate value was approximately $163,125,000.

     There are 239 pages in this Report. The financial statement and exhibit indices are located at pages 40 to 43.

                             PART I

     Item 1.   Business.

General

      Forum Group, Inc. ("Forum Group"), provides senior housing and healthcare services in 12 states through the operation of 33 retirement communities ("RCs"). Each RC generally provides a continuum of care, including independent living, assisted living, and skilled nursing. Independent living services consist of residential accommodations together with amenities such as security, meals, housekeeping, and emergency healthcare services. Assisted living residents, in addition to the independent living amenities, receive healthcare services, including preventive health surveillance, periodic health monitoring, assistance with activities of daily living, and emergency care in private or semiprivate suites. The skilled nursing section of certain of the RCs provide residents with a full range of nursing care. Forum Group operates (i) 18 RCs owned or leased (the "Owned Communities") or managed by Forum Group, and one nursing facility owned by Forum Group (the "Nursing Facility"), (ii) 13 RCs owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), including nine communities owned by Forum Retirement Partners, L.P. ("Forum Partners" or "FRP"), a publicly traded limited partnership of which Forum Group owns, as of May 1, 1995, 62.1% of the outstanding partnership interests and for which a wholly owned subsidiary of Forum Group is the general partner, and (iii) two RCs owned by entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), one owned by Greenville Retirement Community, L.P. ("GRP"), a limited partnership which is 50% owned by Forum Group, and one owned by Rancho San Antonio Retirement Housing Corporation ("RSARHC"),a nonprofit California corporation.

      Forum Group was organized in 1969. In April 1992, a reorganization plan ("the Reorganization Plan") for Forum Group and certain of its affiliates was confirmed under Chapter 11 of the Bankruptcy Code. In June, 1993, the Company was recapitalized (the "1993 Recapitalization") pursuant to a series of transactions in which a group of investors, including Apollo FG Partners, L.P. ("AFG"), Forum Holdings, L.P. ("Forum Holdings"), and certain of their affiliates (collectively the "FGI Investors"), made a $25 million equity investment in Forum Group and arranged for $90 million of debt financing to refinance certain indebtedness issued by Forum Group under the
Reorganization Plan. The FGI Investors beneficially own approximately 80.7% of the outstanding common shares of Forum Group ("Common Shares") as of May 1, 1995.

      Unless the context otherwise requires, as used in this Report (i) "Forum Group" means Forum Group, Inc. and its predecessors and subsidiaries and (ii) "Fiscal Year 1995" means Forum Group's fiscal year ended March 31, 1995; "Fiscal Year 1994" means Forum Group's fiscal year ended March 31, 1994; and "Fiscal Year 1993" means Forum Group's fiscal year ended March 31, 1993.

Acquisition Program

      Following the 1993 Recapitalization, Forum Group adopted a strategy to improve its results of operations and grow through acquisitions and additional capital investments. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" with respect to Forum Group's results of operations during the Company's last two fiscal years. Forum Group has also commenced implementation of part of its long-term growth plan, completing the transactions described in the following two paragraphs during the 15 months commencing April 1, 1994. These transactions involve the expenditure of approximately $60.0 million in the aggregate during that period, approximately $45.4 million of which was or is expected to be financed by the incurrence of long-term debt. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

      In Fiscal Year 1995, Forum Group invested a total of $8.2 million to increase its equity ownership in Forum Partners to 62.1%. In August 1994, Forum Group also acquired an 80% equity interest in Tiffany House ("Tiffany"), a 130-unit RC in Fort Lauderdale, Florida, and in January 1995, Forum Group acquired a 100% equity interest in The Forum at Fountainview ("Fountainview"), an RC in West Palm Beach, Florida with 276 independent living units and 64 assisted living units. In addition, in June 1994, Forum Group entered into an investment agreement with National Guest Homes, LLC ("NGH") pursuant to which Forum Group has the right to fund 89.5% of the equity capital required for NGH's development of assisted and companion living facilities based on NGH's retirement community concept over the five-year period ending on June 30, 1999. As of the date of this Report, five of such facilities, the average construction cost of which is expected to be $5.0 million, were under development (three of which were under construction).

      In April 1995, Forum Group acquired Health Care Industries, Inc., a company which provides nursing and other healthcare personnel to home healthcare agencies and coordinates various healthcare management services for RCs in Florida, including three RCs owned or managed by Forum Group. The purchase price for this transaction is subject to an earn-out provision through
1997.   In  May  1995, Forum Group acquired from  Autumn  America
Retirement, Ltd., an affiliate of Forum Holdings ("Autumn"), for $1.3 million, Autumn's rights as the manager of five RCs pursuant to new management contracts between Forum Group and the owners of such facilities (two of which are affiliates of Forum Holdings). In addition, Forum Group obtained the right to provide up to 80% or 90% (depending on the co-investors' election) of the equity capital for the acquisition of retirement housing properties based on Autumn's retirement housing concept meeting certain
investment  criteria.   An  unaffiliated  co-investor   in   this
arrangement presently has a 20% interest in each of The Forum at the Woodlands, an RC with 240 apartments and 63 assisted living units, in which Forum Group acquired an 80% interest in May 1995, and in Tiffany. On June 8, 1995, Forum Group acquired from the United States Department of Housing and Urban Development, two non-performing first mortgage loans on RCs located in Fort Myers,
Florida (95 units), and Palm Harbor, Florida (254 units).   Forum
Group intends to foreclose on these mortgage loans to obtain ownership of these RCs.

      Forum Group presently intends to seek to continue to grow through additional acquisitions as well as additional capital investment in its existing properties. See Item 7. "Management's Discussion of Financial Condition and Results of Operations -- Financial Condition" for a discussion of Forum Group's growth plans, sources of financing therefor, and related matters.

Business and Properties

     Forum Group presently owns, leases, or manages the following
RCs:

           Number of    Total   Independent     Assisted
Location   Facilities   Units   Living Units  Living Units    Nursing

Arizona        3         748        471           59            218
Arkansas       1         163        144           19              0
California     3         806        565          134            107
Delaware       6         935        464           92            379
Florida        7       1,669      1,043          531             95
Indiana        1         191        117           14             60
Kansas         1         207        117           30             60
Kentucky       2         487        316           20            151
New Mexico     1         189        114           15             60
Ohio           1         239        120           59             60
South Carolina 1         149          0           64             85
Texas          6       1,554        963          225            366

  Totals      33       7,337      4,434        1,262          1,641

      Rental Retirement Communities. Forum Group operates 30 RCs which feature leases as the predominant mode of residency. All but three of Forum Group's RCs have independent living components. All but eight of Forum Group's rental RCs also have nursing components. Twenty-five of Forum Group's RCs also have assisted living components.

       Independent living components contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals, housekeeping, and linen service. Emergency healthcare service is available 24 hours a day from an on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of Forum Group's rental RCs consist of apartments and villas. Rental RC independent living first person residency fees presently range from $838 to $5,614 per month, depending on the size of accommodations. Each rental RC apartment and villa resident enters into a residency agreement that may be terminated by the resident on short notice. Although there can be no assurance that available apartments and villas will be reoccupied as apartment and villa residency agreements expire or are terminated, since 1988, approximately 85% of the residents of the apartments and villas historically have renewed their residency agreements from year to year. All residents of the independent living components of Forum Group rental RCs are given priority in the assisted living and nursing components (if available at the particular RC) should the need therefor arise.

     Nursing components provide residents a full range of nursing care. Residents have private or semiprivate rooms and share communal dining and social facilities. In many instances, RC residents are entitled to care at no extra charge for up to a specified number of days annually or an aggregate of a specified number of nursing days during the resident's lifetime. After utilizing this accrued time, the resident pays for both independent living occupancy, and assisted living or nursing care, until canceling one or the other. The charge for a semi-private nursing bed presently ranges from $62 to $168 per day.

        Assisted living components provide residents a semistructured environment that encourages independent living. Residents have private or semiprivate suites, eat meals in private dining rooms, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living, and emergency care. The charge for a private assisted living suite presently ranges from $50 to $150 per day.

     Continuing Care Retirement Communities. Forum Group owns one continuing care RC, namely The Forum at Brookside ("Forum/ Brookside"), in Louisville, Kentucky; and manages two continuing care RCs, namely The Forum - Pueblo Norte ("Forum/Pueblo Norte"), in Scottsdale, Arizona, and The Forum at Rancho San Antonio ("Forum/Rancho San Antonio") in Cupertino, California. Two of Forum Group's rental RCs are also licensed to provide continuing care, although the predominant mode of residency at each is rental residency agreements.

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

      Forum Group continuing care RCs differ from Forum Group rental RCs in the method of payment by current and former independent living residents. At Forum Group rental RCs, independent living residents generally make no "front-end" payment and only pay monthly residency fees. At Forum Group continuing care RCs, independent living residents generally make substantial "front-end" payments and pay monthly residency (and, in the case of two continuing care RCs, healthcare) fees that are substantially less than monthly residency fees for comparable accommodations at Forum Group rental RCs. In addition, independent living residents of Forum Group continuing care RCs who transfer to the assisted living (if any) or nursing component generally pay healthcare fees which are substantially less than those paid by independent living residents of Forum Group rental RCs who so transfer.

      Forum/Pueblo Norte is owned by Pueblo Norte Cooperative Housing Corporation ("PNCHC") and Forum/Rancho San Antonio is owned by RSARHC. PNCHC and RSARHC are nonprofit cooperative housing corporations. Although each was initially sponsored by Forum Group, neither cooperative housing corporation is owned, directly or indirectly, by Forum Group. At these RCs, the "front-end" payment takes the form of the purchase price of a membership
in  the  cooperative  housing corporation.   Each  membership  is
allocated to an independent living unit in the RC, and the purchase of a membership entitles the purchaser to a long-term proprietary lease of the unit. Upon resale of the membership, the resident (or his or her estate) and the cooperative housing corporation share equally any excess of the sale proceeds over the resident's membership purchase price. At Forum/Pueblo Norte, independent living residents may elect to purchase memberships subject to an option in favor of Forum Group to repurchase upon cessation of occupancy at a price which reduces to zero over six
or   60  months.   The  assisted  living  (if  any)  and  nursing
components of each of Forum/Pueblo Norte and Forum/Rancho San Antonio are leased to a separate nonprofit corporation, the sole member of which is Forum Group, and each member/independent living resident is required to enter into a healthcare agreement with Forum Group. Membership purchase prices at Forum/Pueblo Norte and Forum/Rancho San Antonio presently range from $106,530 to $210,895 and $199,000 to $630,000, respectively; first person monthly residency fees at those RCs for independent living residents purchasing memberships presently range from $1,072 to $2,087 and $1,057 to $2,751 respectively; and first person monthly healthcare fees at those RCs for members presently range from $-0- to $251.

      At Forum/Brookside, the "front-end" payment takes the form of an interest-free loan to the owner of the RC, which may or may not be repaid in whole or in part (depending upon the refund option selected by the resident) from the proceeds of the next "front-end" payment in respect of the subject unit. Required interest-free loans at Forum/Brookside presently range from $57,500 to $148,000 and first person monthly residency fees at that RC for independent living residents making interest-free loans presently range from $895 to $1,575.

      At each of Forum/Brookside and Forum/Pueblo Norte, certain independent living residents are parties to residency agreements with the previous sponsors which were assumed by the current owners. Under those agreements, the "front-end" payments took the form of an entrance fee which is 100% (in the case of Forum/Brookside) or 90% (in the case of Forum/Pueblo Norte), as the case may be, refundable to the resident (or his or her estate) from the next entrance fee paid in respect of the subject unit. Refundable entrance fees at Forum/Brookside and Forum/Pueblo Norte ranged from $36,400 to $111,000 and first person monthly residency fees at those RCs for independent living residents paying refundable entrance fees presently range from $529 to $1,198 and $1,023 to $2,014 respectively.

      At Forum/Brookside and Forum/Pueblo Norte, independent living residents are also offered the alternative of a rental residency agreement. First person rental residency fees at Forum Brookside, Forum/Pueblo Norte and Forum/Rancho San Antonio presently range from $1,018 to $2,900, $1,780 to $2,590 and $1,057 to $2,184 respectively.

Mortgages

      Each facility owned directly or indirectly by Forum Group, other than The Lafayette at Country Place/Lexington Country Place, Forum/Knightsbridge, Tiffany, Fountainview, and the Nursing Facility, is subject to a first mortgage lien securing certain long-term debt. As of May 1, 1995, the outstanding principal amount under that indebtedness was $92.0 million and bore interest at a variable rate equal to 4.18% over one-month LIBOR (subject, however, to a cap of 8.805%), which was 6.0625% as of May 1, 1995 (plus servicing costs presently estimated to be 0.2% per year). The long-term debt matures on February 1, 2001. The mortgages are cross-defaulted and cross-collateralized. Certain of Forum Group's other assets have also been pledged or otherwise encumbered as security under this indebtedness.

      Forum/Knightsbridge is subject to a first mortgage lien securing, as of May 1, 1995, $14.3 million of long-term debt, which bore interest at the rate of 10-1/2% per annum. Principal and interest of the long-term debt under this loan are payable in varying monthly installments through and including December 1, 1997, and a "balloon" payment of $13.5 million is payable on December 31, 1997.

      Tiffany and Fountainview are subject to a first mortgage lien securing, as of May 1, 1995, $15.9 million of long-term debt, which bear interest at the rate of 11.4875% per annum as of May 1, 1995 (subject to future adjustment based upon changes in LIBOR). At the option of Forum Group, each borrowing under the line may be converted to a ten-year term loan 18 months from the date of each advance. Prior to that date, the loan does not require any amortization of principal. The mortgages are cross-defaulted and cross-collateralized.

Depreciation

     The aggregate net federal tax basis of the Owned Communities and the Nursing Facility as of the fiscal year ended March 31, 1995 was $184.6 million for real property and $7.4 million for personal property.

Real Estate Taxes

      The average real estate tax rate for calendar year 1994 for the Owned Communities and the Nursing Facility was approximately
2%, and the aggregate assessed real estate tax value for such facilities for the same period was $85.1 million.

Sources of Payment

      The independent and assisted living components (if any) of Forum Group RCs receive direct payment for resident occupancy solely on a private pay basis, Forum Group makes substantial efforts to attract patients whose care is paid for out of private funds and believes that its average private pay occupancy is higher than other providers of long-term care. Forum Group nursing facilities (including the nursing components, if any, of Forum Group RCs) receive payment for resident care directly on a private pay basis, including payment from private health insurance, and from governmental reimbursement programs such as the federal Medicare program for certain elderly and disabled residents, and state Medicaid programs for certain indigent residents. The following table indicates the approximate percentages of operating revenues for each of the last five fiscal years derived by the facilities owned or leased by Forum Group during all or a portion of such period from private sources, Medicare, and Medicaid, and other sources:


                            ___________Fiscal Year____________
                            1995   1994    1993   1992    1991
                            ----   ----    ----   ----    ----
  Private Pay               84.2%  82.5%   79.0%  87.3%   89.7%
  Medicare                  11.8   12.9    17.2    6.8     5.5
  Medicaid                   3.8    4.2     3.5    5.6     4.5
  Other                      0.2    0.4     0.3    0.3     0.3
                           -----  -----   -----  -----   -----
                           100.0% 100.0%  100.0% 100.0%  100.0%
                           =====  =====   =====  =====   =====

Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations, and discretion which affect payments made under those programs. In addition, the federal and state governments might reduce the funds available under those programs in the future or require more stringent utilization of healthcare facilities. Those measures could adversely affect Forum Group's future revenues and, therefore, the value of the RCs.

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

       Various legislative and industry groups are studying numerous healthcare issues, including access, delivery, and financing of long-term health care, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material effect on Forum Group.

Regulation and Other Factors

      RC and nursing home operations are subject to federal, state, and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations
relating  to  operation  of facilities.   State  licensure  of  a
nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Most states have licensure requirements for the assisted living components of RCs; however, those requirements are generally less comprehensive and stringent than requirements for licensure of nursing facilities. None of the states in which Forum Group RCs are located presently has licensure requirements for the independent living components of rental RCs. RCs offering continuing care are subject to additional requirements administered by state regulatory agencies. Forum Group believes that all of its facilities are presently in compliance in all material respects with all applicable federal, state, and local regulations with respect to licensure requirements. However, those standards are subject to change and reinterpretation. Accordingly, there can be no assurance that Forum Group's facilities will be able to maintain their licenses upon a change in or reinterpretation of standards, and future changes in or reinterpretation of those standards could necessitate substantial expenditures by Forum Group to comply therewith.

Competition

      Forum Group facilities compete with various senior housing and long-term healthcare facilities in the respective geographic areas in which Forum Group facilities are located. Competing facilities are operated on a national, regional, and local basis by religious groups and other nonprofit organizations, as well as by private operators, some of which have substantially greater resources than Forum Group. The independent living components of Forum Group RCs face competition from the various types of residential opportunities available to the elderly. However, the number of luxury residential communities that offer on-premises healthcare services is limited. The assisted living and nursing components of Forum Group RCs, as well as the Nursing Facility, compete with other assisted living and nursing facilities, and, to a lesser extent, with general hospitals. Because the target market segment for Forum Group RCs is relatively narrow, the risk of competition may be higher than with some other types of RCs. Additionally, Forum Group facilities may be subject to competition from new RCs, and assisted living and nursing facilities, developed in close proximity to them.

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

Insurance

      Forum Group maintains professional liability, comprehensive general  liability, and other typical insurance coverage  on  all
its  facilities.   Forum  Group believes that  its  insurance  is
adequate in amount and coverage.

Employees

      Forum  Group employs approximately 4,000 persons,  of  whom approximately  80 are employed pursuant to collective  bargaining
agreements.   Forum Group has not experienced any material  labor
disputes.

     Item 2.   Properties.

      The physical properties owned, leased, managed and/or used by Forum Group are described in Item 1, "Business and
Properties", of this Report. See Note 3 to Consolidated Financial Statements for additional information concerning mortgages and leases with respect to those properties.

     Item 3.   Legal Proceedings.

      Stonegates Litigation. On May 7, 1992, Charles S. Maddock, a resident of Stonegates, a condominium RC in Greenville, Delaware, instituted an action against Greenville Retirement Community, L.P. ("GRP"), the developer and managing agent of, and owner of the service units (i.e., nursing, kitchen and dining facilities) at, Stonegates, in the Court of Chancery of the State of Delaware in and for New Castle County (the "State Court Action"). Forum Group is the sole general partner of, and the owner of a 50% beneficial interest in, GRP. Forum Group is also the operator and manager of Stonegates pursuant to an operation and management agreement with GRP under which, among other things, GRP delegated to Forum Group all of GRP's duties and responsibilities as managing agent of Stonegates. Mr. Maddock alleges that certain of the organizational documents of Stonegates violate state law and that GRP and Forum Group have breached their responsibilities under such documents. Mr. Maddock sought various forms of injunctive and declaratory relief and damages. On August 21, 1992, Forum Group instituted an action in the Bankruptcy Court with jurisdiction over the Reorganization Plan (the "Bankruptcy Court Action") alleging that the relief requested in the State Court Action effectively asserts a claim against Forum Group, the assertion of which is barred under the terms of the Reorganization Plan, and requesting injunctive relief preventing the further prosecution of the State Court Action. On December 13, 1994, Mr. Maddock and Forum Group entered a stipulation in the Bankruptcy Court providing that Mr. Maddock will be enjoined from asserting claims based upon acts or omissions of Forum Group or GRP occurring prior to April 2, 1992 (the effective date of the Reorganization Plan). The stipulation does not bar the assertion of a claim arising after April 2, 1992 from either a new cause of action or a new breach of any continuing agreement. On March 13, 1995, Mr. Maddock filed a motion to amend his complaint in the State Court Action purportedly seeking to assert claims only with respect to matters accruing after the effective date of the Reorganization Plan and also seeking to add Forum Group as a defendant and to add a new claim asserting that GRP and Forum Group conspired to violate federal anti-trust laws. GRP and Forum Group have objected to Mr. Maddock's motion. Forum Group believes that there are substantial defenses to Mr. Maddock's claims; however, there necessarily can be no assurance as to the outcome of these proceedings.

      Forum Partners Litigation. On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Knapp Trust") instituted an action in the United States District Court for the Northern District of Iowa against Forum Retirement, Inc., a wholly owned subsidiary of Forum Group which is the general partner of Forum Partners ("Forum Retirement"), adding Forum Group as a defendant on March 17, 1994 (the "Iowa Action"), alleging, among other things, that (i) the Knapp Trust holds a substantial number of Forum Partners' publicly traded limited partnership units, (ii) the Board of Directors of Forum Retirement is not comprised of a majority of independent directors as required by Forum Partners' partnership agreement and as allegedly represented in Forum Partners' 1986 Prospectus for its initial public offering, (iii) the allegedly improper composition of the Board of Directors of Forum Retirement is a consequence of actions by Forum Group, (iv) Forum Retirement's Board of Directors has approved and/or acquiesced in 8% management fees being charged by Forum Group under its management agreement with Forum Partners, whereas the complaint alleges that the "industry standard" for management fees of the type at issue is 4%, thereby resulting in an alleged "overcharge" to Forum Partners estimated by the Knapp Trust at $1.8 million per annum, beginning in 1994, and (v) as a consequence of the allegedly improper composition of the Board of Directors of Forum Retirement, Forum Group and Forum Retirement have breached Forum Partners' partnership agreement and the securities laws, and failed to discharge fiduciary duties. The Knapp Trust is seeking the restoration of certain former directors to the Board of Directors of Forum Retirement and the removal of certain other directors from the Board of Directors of Forum Retirement, an injunction prohibiting the payment of 8% management fees, and unspecified compensatory and punitive damages. On April 4, 1995, the District Court entered an order dismissing the Complaint in its entirety, holding that no personal jurisdiction exists in Iowa over the General Partner or Forum Group. On May 3, 1995, the Knapp Trust filed a Notice of Appeal with the District Court, indicating that it will appeal the District Court's decision to the United States Court of Appeals for the Eighth Circuit. Forum Group believes that there are substantial defenses to the claims asserted by the Knapp Trust and intends vigorously to defend against such claims; however, there necessarily can be no assurance as to the ultimate outcome of these proceedings.

      On June 15, 1995, the Knapp Trust filed an action in the United States District Court for the Southern District of Indiana against Forum Group and Forum Retirement (the "Indiana Action") containing essentially the identical allegations asserted in the Iowa Action (see above). Under the applicable local rules, Forum Group's response to the complaint in the Indiana Action will be due within 23 days after service of the complaint. As with the Iowa Action, Forum Group believes that there are meritorious procedural and substantive defenses to the claims asserted in the Indiana Action and intends vigorously to defend against such claims; however, there necessarily can be no assurance as to the ultimate outcome of these proceedings.

     Chapter 11 Proceedings. Forum Group has objected to various claims filed in Forum Group's reorganization proceedings in the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis Division, and further proceedings on those claims have been and/or will be conducted before the Bankruptcy Court. As of May 1, 1995, approximately 265,281 Common Shares were reserved for possible issuance to holders of disputed general unsecured claims pursuant to the Reorganization Plan.

      Malpractice and Negligence Claims. Forum Group has been named as a defendant in several professional malpractice and negligence actions, and may be subject to other claims arising from services provided to residents of its facilities. To the extent those claims arose before the effective date of the Reorganization Plan, they have received or will receive treatment under the Reorganization Plan. Forum Group maintains professional liability insurance, comprehensive general liability insurance, and other typical insurance coverage on its facilities. Management believes that those actions are either adequately insured or reserved against or, to the extent (if any) they are not insured or reserved against, will not materially adversely affect Forum Group's consolidated financial condition or operating results.

      Item  4.    Submission of Matters to  a  Vote  of  Security
Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of Fiscal Year 1995.


                             PART II

      Item  5.    Market  for the Registrant's Common  Stock  and
Related Stockholder Matters.

     (a) Market Information. The principal United States market in which Common Shares are traded is the over-the-counter NASDAQ Small-Cap market (symbol: FOUR). The high and low bid prices for Common Shares for each full quarterly period within the two most recent fiscal years, as reported in the National Association of Securities Dealers, Inc. Automated Quotation System (the "NASDAQ"), were as follows:

                                              High      Low
                                              ----      ---
          Quarter ended June 30, 1993        $3-3/8    $2-3/4
          Quarter ended September 30, 1993     $4      $3-3/8
          Quarter ended December 31, 1993      $5      $3-7/8
          Quarter ended March 31, 1994       $5-7/8      $4

          Quarter ended June 30, 1994        $7-3/4    $5-3/8
          Quarter ended September 30, 1994   $6-3/4    $5-5/8
          Quarter ended December 31, 1994    $8-1/2    $6-1/8
          Quarter ended March 31, 1995       $9-5/8    $6-1/2

     (b) Holders. The number of record holders of Common Shares as of May 1, 1995 was 2,848.

      (c)   Dividends.  No cash dividends were declared on Common
Shares during Forum Group's two most recent fiscal years.

     Item 6.   Selected Financial Data.

     Selected financial data for Forum Group and its consolidated subsidiaries is set forth below. The balance sheet data and statement of operations data for the three fiscal years ended March 31, 1995 and the balance sheet data as of March 31, 1992 reflect the implementation of fresh-start accounting in conjunction with Forum Group's Chapter 11 reorganization in 1992. The statement of operations data for the two fiscal years ended prior to March 31, 1993 and the balance sheet data at March 31, 1991 do not reflect the implementation of fresh-start accounting and, accordingly, are not comparable to the data referred to in the preceding sentence. All such financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Report.

                            ______________Year ended March 31,______________
                            1995       1994       1993       1992       1991
                                 (in thousands except per share amounts)
                            ------------------------------------------------
                                                        |
                                 Successor(a)           |   Predecessor(a)
                                 Company                |   Company
Statements of Operations Data:                          |
                                                        |
Total revenues          $151,960   $108,465   $ 93,302  |$ 79,768   $ 93,399
Operating expenses        99,462     72,722     69,195  |  75,348     91,543
Marketing, general and                                  |
  administrative expenses  9,172      7,283      6,633  |   6,976      9,024
Relocation costs           1,384        -0-        -0-  |     -0-        -0-
Litigation expenses          206      1,841        -0-  |     -0-        -0-
Depreciation               8,489      7,355      8,814  |  11,620     12,314
Reduction in carrying                                   |
    value  of property       -0-        -0-        -0-  |  12,771        -0-
                         -------    -------    -------  | -------    -------
                          33,247     19,264      8,660  | (26,947)   (19,482)
Income (loss) before                                    |
   extraordinary credit                                 |
   (charge)               12,490      2,690     (7,359) |(115,747)  (109,198)
Extraordinary credit                                    |
   (charge)                 (262)(b) (9,820)(b)    -0-  | 116,195(c)     -0-
Net income (loss)         12,228     (7,130)    (7,359) |     448   (109,198)
                                                        |
Per Common Share(d)                                     |
  Income (loss) before                                  |
    extraordinary credit                                |
    (charge)                0.54       0.16      (0.98) |   (3.56)     (3.35)
  Extraordinary credit                                  |
    (charge)               (0.01)     (0.57)       -0-  |    3.57        -0-
    Net income (loss)       0.53      (0.41)     (0.98) |    0.01      (3.35)
  Dividends declared per                                |
    Common Share             -0-        -0-        -0-  |     -0-        -0-
                                                        |
Balance Sheet Data:                                     +---------+
                                                                  |
Total assets             398,346    290,200    348,641    393,046 |  468,848
Long-term obligations    270,036    205,094    226,540    260,791 |  409,633(e)
Shareholders' equity      65,666     44,284     18,445     19,394 |      521
Book value per Common                                             |
  Share                     2.92       2.08       2.46       1.94 |     0.02

____________________________
(a) The Reorganization Plan was effective for financial reporting purposes as of March 31, 1992. Under generally accepted accounting principles, Forum Group was required to account for the reorganization using fresh-start reporting. Accordingly, all consolidated financial statements for any period prior to March 31, 1992 are referred to as "Predecessor Company" as they reflect periods prior to implementation of fresh-start reporting and are not comparable to consolidated financial statements for periods subsequent to implementation of fresh-start reporting, and all consolidated financial statements for any period subsequent to March 31, 1992 are referred to herein as "Successor Company" as they reflect periods subsequent to implementation of fresh-start reporting and are not comparable to consolidated financial statements for periods prior to implementation of fresh-start reporting.
(b) Reflects charge from early extinguishment of debt.
(c) Reflects credit from the extinguishment of debt pursuant to the Reorganization Plan.
(d) Per share data for the fiscal years ended March 31, 1995, 1994, and 1993 are based on 23,032,000, 17,190,000, and
  7,493,000 Common Shares issued and outstanding, respectively. Per share data for the fiscal year ended March 31, 1992, are based on 10,000,000 Common Shares issuable and outstanding. Per share data for the fiscal year ended March 31, 1991 are based on 32,548,108 preconfirmation Common Shares.
(e) Includes liabilities subject to settlement in Chapter 11 reorganization proceedings as of March 31, 1991.

      Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

       Certain summary financial information for the Owned Communities, Forum/Rancho San Antonio, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below. The results of Forum/Rancho San Antonio's operations were consolidated for financial reporting purposes prior to July 31, 1993 (see Note 2 of Notes to Consolidated Financial Statements). Accordingly, the periods in which the financial results of the consolidated components of Forum/Rancho San Antonio are included in the financial statements of Forum Group are not comparable to subsequent periods. Consequently, Forum/Rancho San Antonio is presented separately below in order to present a comparable disclosure of the Owned Communities' financial results. The results of Forum Partners' operations were not consolidated for financial reporting purposes prior to August 1, 1994 (see Note 1 of Notes to Consolidated Financial Statements). Accordingly, the periods in which the financial results of Forum Partners are included in the financial statements of Forum Group (included below with the Consolidated Partnership Communities) are not comparable to subsequent periods.

      Effective August 1, 1994, Forum Group purchased additional units in Forum Partners to exceed a 50% equity ownership interest, and the operations of Forum Partners are consolidated into Forum Group's consolidated financial statements from that date. Forum Partners owns and operates nine RCs which were 94% occupied as of March 31, 1995. Pro forma consolidated operating results as if Forum Partner's results were consolidated from April 1, 1993 based upon Forum Group's 62.1% equity ownership of Forum Partners as of August 1, 1994 are as presented in the following tables for the Fiscal Years 1995 and 1994. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of what Forum Group's actual results of operations would have been had Forum Group owned 62.1% of the equity interests in Forum Partners throughout the periods presented. See Note 1 of Notes to Consolidated Financial Statement included elsewhere herein for additional information relating to Forum Partners.

      As presented in the following tables, EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and extraordinary items) reflects Forum Group's ability to satisfy principal and interest obligations with respect to its indebtedness and to provide cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flow as determined pursuant to generally accepted accounting principles.

                            Fiscal Year 1995
                            ($ in millions)

            ___________________________________Actual_________________________
                           Forum/     Consolidated                                    Pro
              Owned        Rancho     Partnership   Corporate                        Forma
           Communities   San Antonio  Communities   Operations    Consolidated   Consolidated(a)
Total
Revenues   $   81.9       $    4.4     $   61.0      $    4.7       $  152.0        $  166.2

Operating
Expenses       54.9            4.1         40.3           0.2           99.5           110.1

Marketing,
General and
Administra-
tive Expenses    -              -           0.3           8.9            9.2             9.3

Relocation
Costs            -              -            -            1.4            1.4             1.4

Litigation
Expenses         -              -           0.1           0.1            0.2             0.2

EBITDA(b)      27.0            0.3         20.3          (5.9)          41.7            45.2

Depreciation    4.4             -           4.0           0.1            8.5             9.8

Interest
Expense        12.7            0.1          8.9           1.4           23.1            24.7

Minority
Interests        -              -            -            0.3            0.3             0.3

Gain From
Sales of
Cooperative
Memberships      -              -            -            6.8            6.8             6.8

Income
Taxes            -              -            -            4.2            4.2             4.2

Extraordinary
Charge           -              -            -            0.3            0.3             0.3

Net Income
(Loss)                                                                  12.2            12.7

(a) Effective August 1, 1994, Forum Group purchased additional units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date. Pro forma operating results are shown as if Forum Partners' results of operations were consolidated from April 1, 1993.
(b)    After   $1.6  million  of  non-recurring  expenses.    See
  "Relocation Costs" and "Litigation Expenses" at pages 15 and 16, respectively, for a discussion of these items.


                            Fiscal Year 1994
                            ($ in millions)

            ___________________________________Actual_________________________
                           Forum/     Consolidated                                    Pro
              Owned        Rancho     Partnership   Corporate                        Forma
           Communities   San Antonio  Communities   Operations    Consolidated   Consolidated(a)

Total
Revenues   $   74.4       $    5.6     $   25.9      $    2.6       $  108.5        $  152.0

Operating
Expenses       51.5            5.0         16.2            -            72.7           105.8

Marketing,
General and
Administra-
tive Expenses    -              -            -            7.3            7.3             7.3

Relocation
Costs            -              -            -             -              -               -

Litigation
Expenses         -              -            -            1.8            1.8             1.9

EBITDA(b)      22.9            0.6          9.7          (6.5)          26.7            37.0

Depreciation    3.9            0.9          2.0           0.6            7.4             9.7

Interest
Expense         4.4            0.7          4.1           8.3           17.5            23.3

Minority
Interests        -              -            -            0.9            0.9             1.3

Gain From
Sales of
Cooperative
Memberships      -              -            -             -              -               -

Income
Taxes            -              -            -             -              -               -

Extraordinary
Charge           -              -            -            9.8            9.8            10.3

Net Income
(Loss)                                                                  (7.1)           (5.0)

(a) Effective August 1, 1994, Forum Group purchased additional units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date. Pro forma operating results are shown as if Forum Partners' results of operations were consolidated from April 1, 1993.
(b)   After   $1.8  million  of  non-recurring  expenses.    See
  "Litigation Expenses" at page 16 for a discussion of this item.


      Owned  Communities.  Total revenues for  Fiscal  Year  1995 increased  by  $7.5 million (10%), from $74.4  million  to  $81.9
million,  as  compared to Fiscal Year 1994.   This  increase  was
primarily  attributable to increases in occupancy, rental  rates, additional ancillary services, and the acquisition in August 1994
and   January   1995  of  two  RCs,  Tiffany  and   Fountainview,
respectively.    Combined  occupancy,   excluding   Tiffany   and
Fountainview,  averaged 94.1% for Fiscal Year  1995  compared  to
91.6%  for Fiscal Year 1994.  Operating expenses for Fiscal  Year
1995  at  the  Owned Communities increased by $3.4 million  (7%), from  $51.5 million to $54.9 million, as compared to Fiscal  Year
1994; marketing, general and administrative expenses ("MG&A") for the  Owned Communities were included in operating expenses.  This increase  was  primarily  attributable  to  additional  ancillary services,  normal  inflationary increases,  and  the  acquisition during  the  current  fiscal  year of Tiffany  and  Fountainview.
EBITDA  for Fiscal Year 1995 from the Owned Communities increased by  $4.1  million (18%), from $22.9 million to $27.0 million,  as compared to Fiscal Year 1994.  This increase constitutes  55%  of the  increase  in total revenues for Fiscal Year 1995,  which  is indicative of the degree of incremental EBITDA that results  from increased revenues.

      Pro  Forma.   On  a  pro forma basis, assuming  that  Forum
Partners'  results  of operations were consolidated  for  all  of
Fiscal  Year  1995 (rather than from August 1, 1994,  the  actual date  of  consolidation), total revenues  for  Fiscal  Year  1995 increased  by $14.2 million (9%), from $152.0 million  to  $166.2
million,  as  compared to Fiscal Year 1994.   This  increase  was
primarily  attributable to increases in occupancy, rental  rates, additional ancillary services, and the acquisition of Tiffany and
Fountainview.  Operating expenses for Fiscal Year 1995  increased by  $4.3 million (4%), from $105.8 million to $110.1 million,  as compared to Fiscal Year 1994; MG&A for Fiscal Year 1995 increased by  $2.0  million (27%), from  $7.3 million to $9.3 million.  The increase  in  operating  expenses was primarily  attributable  to additional ancillary services, normal inflationary increases, and the  acquisition during the current fiscal year  of  Tiffany  and
Fountainview.  The increase in MG&A ws primarily attributable  to the  factors described under the caption "Marketing, General  and
Administrative  Expenses" below.  EBITDA  for  Fiscal  Year  1995 increased  by  $8.2 million (22%), from $37.0  million  to  $45.2
million,   as  compared  to  Fiscal  Year  1994.   This  increase
constitutes  58%  of the increase in net operating  revenues  for
Fiscal   Year  1995,  which  is  indicative  of  the  degree   of
incremental   operating  income  that  results   from   increased
revenues.

       Unconsolidated  Entities.  Forum  Group's  equity  in  the earnings  of  unconsolidated entities is reflected as  Investment and  Other  Income.  Changes  in  Forum  Group's  equity  in  the aggregate  net  earnings  of Forum Partners,  the  unconsolidated component of Forum/Rancho San Antonio, and GRP were not  material to  Forum  Group's consolidated results of operations for  Fiscal
Year   1995.    Due   to  the  changes  in  financial   statement
presentation  regarding Forum Partners (see Note 1  of  Notes  to
Consolidated Financial Statements) and Forum/Rancho  San  Antonio
discussed  above, the equity adjustments for those  entities  are not comparable between fiscal periods.

     Consolidated  Items.   The  following  is  a  discussion  of
     certain consolidated items.

      Marketing, General and Administrative Expenses.  For Fiscal
Year 1995, consolidated MG&A increased by $1.9 million, from $7.3
million  to  $9.2  million, compared to Fiscal Year  1994.   This
increase was primarily attributable to (i) the inclusion  in  the prior periods of future service income recognition in respect  of
Forum  Partners  management fees and (ii) increased  home  office staff costs.

     Relocation Costs. During Fiscal Year 1995, expenses of $1.4 million were incurred in conjunction with the relocation of Forum
Group's  headquarters  from  Indianapolis,  Indiana  to  Fairfax,
Virginia. Additional relocation expenses are currently expected to be approximately $1.5 million. The relocation is expected to benefit the company as a result of future growth and development targeted along the East Coast corridor, potential acquisitions, and the ability to attract exceptional talent necessary to meet the company's expected growth.


      Litigation Expenses.  Litigation expenses were not material to  Forum  Group's  results of operations for Fiscal  Year  1995.
During  Fiscal Year 1994, expenses of $1.8 million were  incurred in  conjunction  with  certain litigation  related  to  the  1993
Recapitalization.    Forum  Group  entered  into   an   agreement
providing for the dismissal of that litigation in return for  the payment  and  reimbursement of a portion ($0.5 million),  of  the opposing parties' attorneys' fees.

       Depreciation.    For   Fiscal  Year   1995,   consolidated
depreciation  expense increased by $1.1 million compared  to  the
previous  year.  These  changes  reflect  the  August   1,   1994
consolidation of FRP for financial statement purposes  and  fixed asset  additions, offset in part by RSARHC which is no  longer  a consolidated entity.

      Interest  Expense.   Interest expense attributable  to  the
Owned  Communities  and Corporate Operations  increased  by  $1.4 million, from $12.7 million to $14.1 million, during Fiscal  Year
1995, as compared to Fiscal Year 1994.  This change was primarily attributable to changes in average borrowing costs and  increased indebtedness incurred to finance acquisitions.

      Minority Interests. The decrease of $1.2 million in the minority interests' elimination for Fiscal Year 1995 compared to Fiscal Year 1994, resulted from a change in the method of accounting for Forum Group's minority ownership of RSARHC (see
Note 2 of Notes to Consolidated Financial Statements).

      Gains From Sales of Cooperative Memberships.  During Fiscal
Year 1995, $6.8 million of pre-tax gains were recognized from the sales of memberships in RSARHC (the "RSA Gains"). As RSA Gains are generated solely from the initial sale of memberships in RSARHC, and as the number of available initial memberships is finite, these gains are of a nonrecurring nature and there can be no assurance as to the timing or amount of future RSA Gains.

      Taxes.   Due  to  the  utilization of  net  operating  loss
carryforwards  and  the recognition of net deferred  tax  assets,
Forum  Group  had no federal income tax liability  at  March  31,
1995.   Notes, investments and other receivables include  federal
income taxes receivable of $1,250,000 at March 31, 1995.   As  of
March 31, 1995, net operating loss carryforwards for tax purposes were  estimated  to  be approximately $158.0 million  before  the
application   of   certain   net  operating   loss   carryforward
limitations.   As  a  result  of these limitations,  Forum  Group
expects the utilization of net operating loss carryforwards  will be  limited to approximately $33.0 million.  These net  operating loss  carryforwards will expire in varying amounts through fiscal year  2009.  For financial reporting purposes, any future benefit of  net  operating loss carryforwards and net deferred tax assets arising  prior  to the Reorganization Plan will  be  reported  as additional shareholders' equity.  The maximum future tax  benefit to be recognized through shareholders' equity was estimated to be approximately  $30.0 million at March 31, 1995.  See  Note  4  of
Notes to Consolidated Financial Statements.

       Extraordinary  Charge.   During  Fiscal   Year   1995   an
extraordinary  charge of $262,000 was recorded related  to  Forum
Group's early extinguishment of debt.

      Net  Income/Loss Per Share.  Fiscal Year 1995 produced  net income  of $12.2 million ($0.53 per Common Share) compared  to  a net loss of $7.1 million ($0.41 per Common Share) for Fiscal Year
1994. Fiscal Year 1994 was adversely affected by $1.8 million  of expenses  related  to  certain litigation  related  to  the  1993
Recapitalization and extraordinary charges totalling $9.8 million
($0.57  per Common Share) related to the early extinguishment  of
Forum Group's and Forum Partners' debt.

      All per share data are based upon the weighted average number of shares outstanding for the relevant periods.


                        Fiscal Year 1993
                         ($ in millions)

              __________________________Actual______________________________
                           Forum/     Consolidated
                Owned      Rancho     Partnership   Corporate
             Communities San Antonio  Communities   Operations   Consolidated
Total
Revenues      $   63.1    $    3.8     $   23.0      $    3.4      $   93.3

Operating
Expenses          47.3         4.0         15.6           2.3          69.2

Marketing,
General and
Administra-
tive Expenses       -           -           0.1           6.5           6.6

Relocation Costs    -           -            -             -             -

Litigation
Expenses            -           -            -             -             -

EBITDA            15.8        (0.2)         7.3          (5.4)         17.5

Depreciation       3.8         2.8          2.1           0.1           8.8

Interest
Expense            2.5         2.2          4.4           9.1          18.2

Minority
Interests           -           -            -            2.2           2.2

Gain From
Sales of
Cooperative
Memberships         -           -            -             -             -

Income Taxes        -           -            -             -             -

Extraordinary
Charge              -           -            -             -             -

Net Income (Loss)                                                      (7.4)

      Owned  Communities.  Total revenues for  Fiscal  Year  1994 increased  by  $11.3 million (18%), from $63.1 million  to  $74.4
million,  as  compared  to Fiscal Year 1993.   A  change  in  the
estimate of amounts reimbursable by third party payers from prior years  resulted in the recognition of $1.0 million  of  operating revenue  in  Fiscal  Year  1994.  The remaining  portion  of  the increase  was  primarily  attributable to  favorable  changes  in
occupancy,   increased   utilization  of   ancillary   healthcare

services, and increases in residency fees and charges.   Combined
occupancy  increased from 89% at March 31, 1993 to 95%  at  March
31,  1994.  Operating expenses for Fiscal Year 1994 at the  Owned
Communities increased by $4.2 million (9%), from $47.3 million to
$51.5  million, as compared to Fiscal Year 1993.   This  increase
was  also  primarily attributable to the increase  in  occupancy, increased  utilization  of  ancillary  healthcare  services,  and normal  inflationary increases.  MG&A for the  Owned  Communities was  included in operating expenses.  EBITDA for Fiscal Year 1994 from  the Owned Communities increased by $7.1 million (45%), from
$15.8  million to $22.9 million, as compared to Fiscal Year 1993.
Exclusive of the impact of the change in estimate of reimbursable amounts  discussed above, this increase constitutes  59%  of  the increase  in  total  revenues  for Fiscal  Year  1994,  which  is indicative of the degree of incremental EBITDA that results  from increased occupancy.

      Consolidated Partnership Communities.  Total  revenues  for
Fiscal  Year  1994  increased by $2.9 million (13%),  from  $23.0
million  to  $25.9 million, as compared to Fiscal Year  1993.   A
change  in  the estimate of amounts reimbursable by  third  party payers  from  prior  years resulted in the  recognition  of  $0.2 million  of operating revenue in Fiscal Year 1994.  The remaining portion  of the increase was primarily attributable to  favorable
changes   in   occupancy,  increased  utilization  of   ancillary
healthcare services, and increases in residency fees and charges.
Combined occupancy increased from 86% at March 31, 1993 to 90% at
March   31,   1994.   Operating  expenses  for  the  Consolidated
Partnership  Communities for Fiscal Year 1994 increased  by  $0.5 million (3%), from $15.7 million to $16.2 million, as compared to
Fiscal Year 1993; MG&A for the Owned Communities are included  in operating  expenses.  The increase was primarily attributable  to the  increase  in occupancy, increased utilization  of  ancillary
healthcare  services, and normal inflationary increases.   EBITDA
for the Consolidated Partnership Communities for Fiscal Year 1994
increased by $2.4 million, from $7.3 million to $9.7 million,  as compared to Fiscal Year 1993.  This increase constitutes  83%  of the  increase  in total revenues for Fiscal Year 1994,  which  is indicative  of the degree of incremental EBITDA that result  from increased occupancy.

      Unconsolidated Communities.  Forum Group's  equity  in  the earnings of Forum Partners, which is reflected as other revenues, improved from a loss of $0.5 million for Fiscal Year 1993 to  net
income  of  $0.7  million for Fiscal Year  1994.   This  increase
primarily  reflects  improved occupancy at  the  nine  retirement communities  owned by Forum Partners and managed by Forum  Group.
In December 1993, Forum Partners completed the refinancing of its long-term  debt  and,  as a result, recognized  an  extraordinary charge  of  $2.9 million for early extinguishment of debt.  Forum
Group's  share  of  this charge is presented as an  extraordinary charge in the accompanying consolidated statements of operations.
Forum  Group's  equity  in the earnings of  GRP,  which  is  also reported  as  other  revenues, decreased from  $0.3  million  for
Fiscal  Year  1993 to $0.2 million for Fiscal Year  1994.   Forum
Group's  equity in the losses of the unconsolidated component  of
Forum/Rancho San Antonio for Fiscal Year 1994 was $1.1 million.

      Marketing, General and Administrative Expenses. Changes in consolidated MG&A were not material to Forum Group's consolidated results of operations for Fiscal Year 1994.

      Litigation Expenses.  During Fiscal Year 1994, expenses  of
$1.8 million were incurred in conjunction with certain litigation related to the 1993 Recapitalization.

       Depreciation.    For   Fiscal  Year   1994,   consolidated
depreciation expense decreased by $1.4 million compared to Fiscal
Year  1993.   The change is primarily attributable to  RSARHC  no
longer  being  a  consolidated entity,  as  partially  offset  by additional fixed asset additions over the fiscal year.

      Interest  Expense.   Interest expense attributable  to  the
Owned  Communities  and Corporate Operations  increased  by  $1.1 million, from $11.6 million to $12.7 million, during Fiscal  Year
1994, as compared to Fiscal Year 1993.  This change was primarily attributable to changes in average borrowing costs.

      Minority Interests. The decrease of $1.3 million (59%) in the minority interests' elimination for Fiscal Year 1994 compared to Fiscal Year 1993, resulted from a decrease of $0.9 million due to improved operating results and a decrease of $0.4 million due to an increase in minority ownership of RSARHC (see Note 2 of Notes to Consolidated Financial Statements).

      Extraordinary Charge.  During Fiscal Year 1994, charges  of
$8.4  million  related  to the early extinguishment  of  debt  in
conjunction   with  the  1993  Recapitalization  were   recorded.
Additionally, during Fiscal Year 1994, an extraordinary charge of
$1.4 million was recorded to reflect Forum Group's share of Forum
Partners' extraordinary charge on the early extinguishment of its debt.

      Net  Income/Loss Per Share.  Fiscal Year 1994 produced  net losses  of $7.1 million ($0.41 per Common Share) compared to  net losses  of $7.4 million ($0.98 per Common Share) for Fiscal  Year
1993.  Fiscal Year 1994 was adversely affected by $1.8 million of expenses  related  to  certain litigation  related  to  the  1993
Recapitalization and extraordinary charges totalling $9.8 million
($0.57  per Common Share) related to the early extinguishment  of
Forum Group's and Forum Partners' debt.

      All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

Financial Condition

     Liquidity  And Capital Resources. At March 31,  1995,  Forum
Group had cash and cash equivalents of $30.2 million, accounts receivable of $8.0 million, and notes, investments and other receivables of $6.1 million. Forum Group believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements.

      Forum Group has adopted a growth-oriented strategic plan which contemplates the acquisition of businesses and assets as well as additional capital investment in its existing properties.
Forum Group's acquisition strategy is designed to add additional properties in strategically located markets, to establish joint ventures to develop or acquire properties or businesses in the senior housing sector, and to pursue other opportunities relating to senior service, including home health care and other home or community-based services to the seniors' market.

      Forum  Group  also intends to seek to expand  its  existing properties through additional capital investment.  Forum  Group's expansion  strategy  is intended to modify the  use  of,  or  add capacity  to,  existing facilities without incurring  substantial land  acquisition and common area build-out costs,  and  to  take
advantage   of  other  existing  infrastructive  investment   and
personnel in place.

      There necessarily can be no assurance that any material acquisitions or expansions will be completed or, if so, as to the timing or terms thereof.

      Forum  Group  is  currently a  party  to  a  loan  facility providing for up to $100.0 million of acquisition financing.  The unutilized  amount of this facility at June 23,  1995  was  $70.1 million.  At the option of Forum Group, each borrowing under  the facility may be converted to a ten-year term loan after 18 months from the date of the borrowing. During the 18-month period, Forum
Group  may  repay  the  indebtedness using  proceeds  from  other financing  sources,  if any such financing becomes  available  on more favorable terms.  Absent conversion or refinancing, interest on  the Nomura Acquisition Loan is payable monthly in arrears  at
LIBOR  plus  5.425% (including service costs and  other  fees  of
2.075%).  Forum Group has an option permitting it to increase the borrowings  against the properties acquired if the  debt  service coverage  computed on a trailing 12-month basis  exceeds  certain thresholds, in which event the increased borrowings could be used to  fund  Forum  Group's growth or for other corporate  purposes.
While   Forum   Group  believes  that  the  existing  acquisition
facility,   together  with  its  other  capital  resources,   are
sufficient  to  finance  its acquisition and  capital  investment
strategy  over  the  intermediate  term,  Forum  Group  is   also
exploring  the  possible  modification  or  replacement  of  that facility  in  order to provide greater financial flexibility  and increase shareholder value.

     Capital Structure. Forum Group's total long-term debt was $270.0 million as of March 31, 1995, $124.7 million of which represents obligations of Consolidated Partnership Communities which were non-recourse to Forum Group, Inc. Aggregate scheduled maturities of Forum Group's long-term debt are as follows for the

fiscal  periods  indicated:   1996: $5.3  million;   1997:  $46.7
million;  1998: $16.8 million;  1999: $28.9 million;  2000:  $2.8 million.

       As  a  result  of  the  1993  Recapitalization,  the  1994
Refinancing, and entering into the above-described loan facility,
Forum  Group's  long-term debt as of March 31, 1995  was  as  set forth below (in millions):

    Forum Group, Inc.:

     Nomura Term Loan (1)                   $   92.1
     Senior Subordinated Notes                  10.0
     Nomura Acquisition Loan (1)                15.9
     Mortgages and Capitalized Leases           22.5
     Other                                       4.8
          Total Owned Communities and          -----
            Corporate Operations  (2)          145.3

    Consolidated Partnership Communities (1)   124.7
                                               -----
    Total Long-Term Debt                    $  270.0
                                               =====
__________________

     (1)  These obligations are non-recourse to Forum Group, Inc.

     (2) Excludes indebtedness aggregating $4.3 million of GRP, $0.5 million of which is recourse to Forum Group, Inc.

      Forum Group will continue to monitor conditions in the bank lending and capital markets and, if appropriate in light of then-
current  market  conditions, Forum Group's then-existing  capital structure  and  requirements, Forum Group's growth strategy,  and other  factors determined to be relevant, may enter into  one  or more  capital arrangements.  Such arrangements could include  one or  more issuances of indebtedness or other financings.  Although
Forum   Group   intends  to  actively  consider   the   financing
alternatives  that  may  be available to  it,  there  can  be  no assurance that any such transactions will be completed or, if so, as to the timing or terms thereof.

      Forum  Group  has not paid any dividends on or  made  other
distributions   in  respect  of  its  Common  Stock   since   the
Reorganization Plan and presently intends to devote its cash from operations  to  financing part of its long-term growth  strategy.
Forum  Group  expects, however, to consider  from  time  to  time making  special  distributions on,  or  repurchasing,  shares  of
Common  Stock,  whether  as a part of a refinancing  of  existing
indebtedness  or other capital transaction, or otherwise.   There
can  be  no  assurance  as to whether any  such  distribution  or repurchase will be effected or the timing or terms thereof.

     Cash  Flow.   Operating  activities  for  Fiscal  Year  1995
provided $27.4 million of cash compared to $1.3 million  of  cash provided  by  operating activities during Fiscal Year  1994,  due principally to significantly improved operating results and gains from sales of cooperative memberships in Fiscal Year 1995.

    Investing activities used $30.3 million of cash during Fiscal
Year  1995,  compared to $6.9 million of cash used  by  investing
activities   during   Fiscal  Year  1994,  due   principally   to
acquisitions  of  RCs  and  other  businesses  and  additions  to property and equipment, as partially offset by net proceeds  from sales of investment in RSARHC.

     Financing activities provided $14.8 million of cash during Fiscal Year 1995, compared to $18.2 million of cash provided by financing activities during Fiscal Year 1994, due principally to the impact of the 1993 Recapitalization in Fiscal Year 1994.


     Item 8.   Financial Statements and Supplementary Data.

       The   following  consolidated  financial  statements   and
supplementary financial information are filed under this Item:

                                                  Page(s)

  Independent Auditors' Report......................22
  Consolidated Balance Sheets - March 31, 1995
    and 1994........................................23
  Consolidated Statements of Operations
  - Years ended March 31, 1995, 1994 and 1993.......24
  Consolidated Statements of Shareholders' Equity
  - Years ended March 31, 1995, 1994 and 1993.......25
  Consolidated Statements of Cash Flows
  - Years ended March 31, 1995, 1994 and 1993.......26
  Notes to Consolidated Financial Statements.....27 - 38
  Quarterly Financial Data..........................39



Independent Auditors' Report


The Board of Directors and Shareholders
Forum Group, Inc.:

We  have audited the accompanying consolidated balance sheets  of
Forum Group, Inc. and subsidiaries as of March 31, 1995 and  1994
and   the   related   consolidated  statements   of   operations,
shareholders' equity and cash flows for each of the years in  the
three-year  period  ended  March 31,  1995.   These  consolidated
financial  statements  are the responsibility  of  Forum  Group's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above  present  fairly, in all material respects,  the  financial position  of Forum Group, Inc. and subsidiaries as of  March  31,
1995  and 1994 and the results of their operations and their cash flows  for each of the years in the three-year period ended March
31,   1995  in  conformity  with  generally  accepted  accounting principles.





June 3, 1995


               FORUM GROUP, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                     March 31, 1995 and 1994

                         (in thousands)

       Assets                                      1995    1994
       ------                                      ----    ----
Property and equipment:
  Land and improvements                       $   49,737  34,505
  Buildings and leasehold improvements           263,411 176,209
  Furniture and equipment                         18,780  13,046
  Construction in progress                         5,249     -
                                                 ------- -------
                                                 337,177 223,760
  Less accumulated depreciation                   19,820  11,600
                                                 ------- -------
        Net property and equipment               317,357 212,160
                                                 ------- -------

Investments:
  Forum Retirement Partners, L.P.                    -    12,420
  Greenville Retirement Community, L.P.            3,331   3,614
  Rancho San Antonio Retirement Housing Corporation  -     7,228
  Other                                            1,531     -
                                                 ------- -------
                                                   4,862  23,262
                                                 ------- -------
Cash and cash equivalents                         30,228  18,331
Accounts receivable, less allowance for doubtful accounts
  of $487 and $277                                 7,992   5,246
Notes, investments and other receivables           6,138   6,681
Restricted cash                                   13,098   9,992
Deferred costs and other assets, net              18,671  14,528
                                                 ------- -------
                                               $ 398,346 290,200
                                                 ======= =======
  Liabilities and Shareholders' Equity
Liabilities:
  Long-term debt                                 270,036 205,094
  Accounts payable                                 3,846   2,332
  Accrued expenses                                15,295  12,523
  Resident deposits and refundable resident fees  19,609  17,253
  Deferred income                                  7,294   7,041
                                                 ------- -------
        Total liabilities                        316,080 244,243
                                                 ------- -------

Other partners' equity                            16,600   1,673
                                                 ------- -------
Shareholders' equity:
  Common stock, no par value - authorized 48,000 shares,
     issued 22,500 and 21,262 shares              67,927  58,773
  Accumulated deficit                            (2,261) (14,489)
                                                 ------- -------
                                                  65,666  44,284
                                                 ------- -------
                                               $ 398,346 290,200
                                                 ======= =======
See notes to consolidated financial statements.


               FORUM GROUP, INC. AND SUBSIDIARIES

              Consolidated Statements of Operations

            Years ended March 31, 1995, 1994 and 1993

             (in thousands except per share amounts)

                                            1995    1994    1993
                                            ----    ----    ----
Revenues:
  Net operating revenues                $ 146,861 105,640  90,566
  Management fees                           2,137   1,505     397
  Other income                              2,962   1,320   2,339
                                          ------- ------- -------
     Total revenues                       151,960 108,465  93,302
                                          ------- ------- -------

Costs and expenses:
  Operating expenses                       99,462  72,722  69,195
  Marketing, general and administrative
    expenses                                9,172   7,283   6,633
  Relocation costs                          1,384    -       -
  Litigation expenses                         206   1,841    -
  Depreciation                              8,489   7,355   8,814
                                          ------- ------- -------
     Total costs and expenses             118,713  89,201  84,642
                                          ------- ------- -------
                                           33,247  19,264   8,660
Other:
  Interest expense                        (23,114)(17,481)(18,171)
  Other partners' and cooperative members'
     interest in (income) losses of
     consolidated companies                  (289)    907   2,152
  Gains from sales of cooperative
    memberships                             6,846     -       -
                                          ------- ------- -------

     Income (loss) before income tax expense
        and extraordinary charge           16,690   2,690  (7,359)

Income tax expense                          4,200     -       -
                                          ------- ------- -------

     Income (loss) before extraordinary
       charge                              12,490   2,690 (7,359)

Extraordinary charge - early
  extinguishment of debt                     (262) (9,820)   -
                                          ------- ------- -------

     Net income (loss)                 $   12,228  (7,130) (7,359)
                                          ======= ======= =======
Weighted average number of common shares
  and common share equivalents
  outstanding                              23,032  17,190   7,493
                                          ======= ======= =======
Income (loss) per common share and common share
  equivalent:
     Income (loss) before extraordinary
     charge                                $ 0.54    0.16   (0.98)
     Extraordinary charge                   (0.01)  (0.57)    -
                                             ----    ----    ----

     Net income (loss)                     $ 0.53   (0.41)  (0.98)
                                             ====    ====    ====

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES

         Consolidated Statements of Shareholders' Equity

            Years ended March 31, 1995, 1994 and 1993

                         (in thousands)


                                         Common Stock
                                       ----------------
                                        Number
                                          of             Accumulated
                                        shares    Amount   deficit
                                        ------    ------   -------
Balances at April 1, 1992               10,000  $ 19,394       -

  Net loss                                 -         -      (7,359)
  Adjustments to estimated amounts
     recorded upon reorganization          -       1,540       -
  Reduction of issuable shares upon
     resolution of disputed general
     unsecured claims                   (2,507)      -         -
                                        ------    ------    ------

Balances at March 31, 1993               7,493    20,934    (7,359)

  Net loss                                 -         -      (7,130)
  Conversion of preferred stock to
     common stock                        2,500     4,870       -
  Issuance of common stock, net         11,079    32,969       -
  Shares issued upon resolution of
     disputed general unsecured claims     190       -         -
                                        ------    ------    ------

Balances at March 31, 1994              21,262    58,773   (14,489)

  Net income                               -         -      12,228
  Issuance of common stock, net         1,238     5,154        -
  Tax benefit from reduction of
     valuation allowance for deferred
     tax assets                           -       4,000        -
                                        ------    ------    ------

Balances at March 31, 1995              22,500  $ 67,927    (2,261)
                                        ======    ======    ======

See notes to consolidated financial statements.

               FORUM GROUP, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

            Years ended March 31, 1995, 1994 and 1993

                         (in thousands)

                                            1995      1994     1993
                                            ----      ----     ----
Cash flows from operating activities:
  Net income (loss)                      $ 12,228    (7,130)  (7,359)
  Adjustments to reconcile net income
    (loss) to cash provided (used)
    by operating activities:
      Depreciation                          8,489     7,355    8,814
      Amortization of deferred financing
         costs                              2,383     1,151      295
      Other partners' and cooperative
         members' interest in income
         (losses) of consolidated companies   289      (907)  (2,152)
      Net losses (income) of investees on
         the equity method                   (390)      124      256
      Other accrued revenues and expenses,
         net                                  207    (5,780)  (2,104)
      Tax benefit recorded as additional
         shareholders' equity               4,000       -        -
      Non-cash portion of extraordinary
         charge                               241     6,462      -
                                           ------    ------   ------
       Net cash provided (used) by operating
           activities                      27,447     1,275   (2,250)
                                           ------    ------   ------
Cash flows from investing activities:
  Purchases of retirement communities     (23,961)      -        -
  Proceeds from facility sales, net           -         -     36,723
  Additions to property and equipment     (10,173)   (2,211) (12,853)
  Net proceeds from sales of investment
     in Rancho San Antonio Retirement
     Housing Corporation                    8,719     3,686       94
  Investment in Forum Retirement Partners,
     L.P., net of acquired cash of $4,872
     in 1995                               (3,374)   (9,143)     -
  Notes, investments and other receivables    264       377    1,413
  Other                                    (1,807)      361      905
                                           ------    ------   ------
       Net cash provided (used) by
           investing activities           (30,332)   (6,930)  26,282
                                           ------    ------   ------

Cash flows from financing activities:
  Proceeds from long-term debt             22,038   184,018   14,327
  Payments on long-term debt               (9,121) (181,663) (36,394)
  Payments of predecessor company
     liabilities                              -      (4,026) (28,395)
  Proceeds from issuance of capital stock
     and warrants, net                      5,154    32,969    4,870
  Deferred financing and recapitalization
     costs                                 (2,824)  (17,388)    (265)
  Net proceeds from sales of cooperative
     memberships in Rancho San Antonio
     Retirement Housing Corporation           -       3,613   16,845
  Distributions to other partners            (313)     (313)    (313)
  Resident deposits and restricted cash      (152)      959    3,568
       Net cash provided (used) by financing
           activities                       14,782   18,169  (25,757)
                                            ------   ------   ------
Net increase (decrease) in cash and cash
   equivalents                              11,897   12,514   (1,725)

Cash and cash equivalents at beginning
   of year                                  18,331    5,817    7,542
                                            ------  -------   ------
Cash and cash equivalents at end of year  $ 30,228   18,331    5,817
                                            ======  =======   ======
See notes to consolidated financial statements.


               FORUM GROUP, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                     March 31, 1995 and 1994


(1)Summary of Significant Accounting Policies

   Basis of Presentation

   Forum Group, Inc. ("Forum Group") operates in the senior housing industry, with particular emphasis on the operation of full-service retirement communities ("RCs"). As of March
   31,  1995, Forum Group and its subsidiaries owned or  operated
   27 RCs, which were 93% occupied. The consolidated financial statements include the accounts of Forum Group and its subsidiaries over which it exercises significant control.
   All significant intercompany accounts and transactions have been eliminated in consolidation.

   Significant Transactions

   In  February  1993, Forum Group entered into  agreements  with several  investors  (the  "Investors")  for  the  issuance  of
   25,000   new  shares  of  convertible  preferred   stock   for
   $5,000,000  (the  net  proceeds of  which  were  used  to  pay amounts due and payable under a senior secured term loan).

   In June 1993, Forum Group consummated another transaction with the Investors which included the following:

      .      The Investors acquired 7,098,200 newly-issued common
      shares   and  certain  warrants  for  the  acquisition   of
      additional  common shares for an aggregate  purchase  price
      of  $20,000,000.   The warrants entitle  the  Investors  to
      acquire  1.1555 shares of common stock for  each  share  of common  stock  issued  in settlement  of  disputed  general unsecured claims.

      .      The former senior secured term loan was retired with
      the  proceeds  of a senior credit facility of  $50,000,000,
      senior   subordinated  notes  of  $40,000,000   (of   which
      $30,000,000   were   held  by  the   Investors   or   their
      affiliates) and other funds (see note 3).

      .      The  25,000 shares of preferred stock were converted
      into 2,500,000 newly-issued shares of common stock.

   In July 1993, the Investors provided a liquidity option whereby shareholders were given the option either to retain their equity interest or to receive in cash $3.62 per share.
   After acquiring an additional 1,346,000 shares of common stock under the liquidity option (including 514,000 shares owned by a wholly-owned subsidiary of Forum Group), the Investors owned 64% of Forum Group's outstanding common stock.

   In   October   1993,  the  Investors  acquired  an  additional
   3,466,666  shares of common stock at $3.75 per  share  for  an aggregate  purchase  price of $13,000,000, thereby  increasing their  ownership percentage to 76%.  Forum Group  subsequently made  an  offer to the other shareholders to issue  additional shares  of  common stock at $3.75 per share, and an additional
   1,238,000  shares  of common stock were issued,  reducing  the
   ownership   percentage  of  the  Investors  to  72%   of   the
   outstanding shares.


   In  February  1994,  a mortgage loan was  obtained  to  retire
   $49,000,000   of  the  senior  secured  credit  facility   and
   $30,000,000  of  the senior subordinated  notes,  to  pay  the
   related  prepayment  premiums  to  the  Investors  and   their
   affiliates  totaling $3,000,000 (included as an  extraordinary
   charge   in   the  accompanying  consolidated   statement   of
   operations),   to  pay  fees  and  expenses  of  approximately
   $4,000,000,  and  to purchase an interest rate  cap  agreement for approximately $7,427,000.

   In  connection  with  a recapitalization of  Forum  Retirement
   Partners, L.P. ("Forum Partners") and the refinancing  of  its debt,  the $13,000,000 of proceeds from the October 1993  sale
   of   common  stock  to  the  Investors  was  used  to  acquire
   6,500,000  limited  partner units,  increasing  Forum  Group's equity  interest  in Forum Partners from  23%  to  55%.  Forum
   Partners subsequently made an offer for the other partners  to acquire  additional  units at $2.00  per  unit,  and  proceeds totaling  $3,990,000  were  received  for  the  repurchase  of
   1,994,000  units  from  Forum Group,  reducing  Forum  Group's equity  interest  in Forum Partners to 43% at  March  1,  1994
   (see  note  2).  As a result of the refinancing of  its  long-
   term  debt, Forum Partners recognized an extraordinary  charge totaling  $2,917,000, and Forum Group's share of this non-cash charge  of $1,360,000 is included in the extraordinary  charge
   in   the   accompanying   1994   consolidated   statement   of
   operations.

   In  August  1994,  Forum Group purchased additional  units  in
   Forum  Partners to reach a 57% equity ownership interest,  and
   consequently  its  operations  are  consolidated  into   Forum
   Group's  consolidated  financial statements  from  that  date.
   Forum  Partners  owns and operates nine  RCs  which  were  94%
   occupied  as  of March 31, 1995.  Pro forma operating  results as  if Forum Partners' results were consolidated from April 1,
   1993 are as follows (in thousands except per share amounts):

                                      _________Unaudited____________
                                       Year ended     Year ended
                                      March 31, 1995  March 31, 1994

      Total revenues                    $ 166,225         152,065
      Income before extraordinary charge   12,930           5,284
      Net income (loss)                    12,668          (4,992)
      Net income (loss) per share            0.55           (0.29)

   During fiscal 1994, Forum Group accrued fees payable to one of the Investors for administrative, refinancing and general acquisition matters in the amount of $750,000.


   During 1995, Forum Group commenced implementation of its long-
   term  growth plan by executing the following transactions  and
   incurring expenditures of approximately $60 million:   (i)  in
   June  1994 entered into an investment agreement with  National
   Guest  Homes,  LLC ("NGH") pursuant to which Forum  Group  has the  right  to  fund 89.5% of the equity capital required  for
   NGH's  development of assisted and companion living facilities
   (five  such facilities are currently under development),  (ii)
   in  August  1994  acquired an 80% equity interest  in  Tiffany
   House  ("Tiffany"), a 130-unit RC in Fort Lauderdale, Florida,
   (iii)  in January 1995 acquired a 100% equity interest in  The
   Forum at Fountainview, an RC in West Palm Beach, Florida  with
   276  independent  living units and 64 assisted  living  units,
   (iv)  in  April 1995 acquired Health Care Industries, Inc.,  a company  which provides nursing and other healthcare personnel
   to   home   healthcare   agencies  and   coordinates   various
   healthcare  management services for RCs in Florida,  including three  RCs  owned or managed by Forum Group, (v) in  May  1995 acquired  from Autumn America Retirement, Ltd.,  an  affiliate of  an Investor ("Autumn"), for $1,300,000, Autumn's rights as the  manager  of five RCs (two of which are affiliates  of  an
   Investor)  and  the  right  to  provide  up  to  80%  or   90%
   (depending  on  the  co-investors'  election)  of  the  equity capital  for the acquisition of retirement housing  properties based  on Autumn's retirement housing concept meeting  certain
   investment  criteria,  (vi)  in  May  1995  acquired  an   80%
   interest  in  The Forum at the Woodlands, an  RC  in  Houston,
   Texas  with  240 apartments and 63 assisted living units,  and
   (vii)  in June 1995 acquired from the United States Department of  Housing  and  Urban  Development two non-performing  first mortgage  loans on a 95-unit RC in Fort Myers, Florida  and  a
   254-unit  RC  in  Palm  Harbor,  Florida,  which  Forum  Group intends to foreclose to obtain ownership of the RCs.

   During  the  fourth  quarter  of 1995,  Forum  Group  incurred
   $1,400,000  of  expenses attributable to  the  Company's  June
   1995   relocation  to  Fairfax,  Virginia  from  Indianapolis,
   Indiana.     Changes   in   estimated   workers   compensation
   liabilities  resulted  in a $600,000  reduction  of  operating expenses in fiscal 1995.

   Revenues

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

   Net   operating   revenues  include   amounts   estimated   by
   management to be reimbursable by Medicaid, Medicare and  other cost-based  programs.  Cost-based reimbursements  are  subject
   to   audit   by  agencies  administering  the  programs,   and
   estimates  are  recorded for potential  adjustments  that  may
   result.   To the extent estimated amounts are expected  to  be
   adjusted  in the actual settlements, revenues are  charged  or
   credited  when  the adjustments become determinable.   Changes
   in  estimated  reimbursable amounts resulted in  $265,000  and
   $1,447,000  of  additional operating revenues in  fiscal  1995 and 1994, respectively.


   Property and Equipment

   Property  and  equipment are carried at management's  estimate of  their  value as of March 31, 1992, the effective  date  of
   Forum   Group's  reorganization,  with  subsequent   additions
   recorded  at  cost.  Depreciation is computed on  a  straight-
   line  basis  over the estimated useful lives  of  the  related
   assets.    A  provision  for  value  impairment  is   recorded
   whenever  the  estimated future cash flows from  a  property's operations  and  subsequent sale are less than the  property's net  carrying value.  Capital leases are recorded at the lower of  the  estimated market value of the assets  leased  or  the present value of the minimum lease payments.

   Investments

   Investments  in  limited partnerships  are  carried  at  Forum
   Group's percentage interest in the estimated net value of  the
   RCs  owned by the partnerships as of March 31, 1992, plus  its share  of income or loss, less distributions since that  date.
   Any   difference  between  the  carrying  value   of   limited
   partnership  investments and the percentage  interest  in  the partnerships'  underlying book value  is  amortized  over  the
   remaining   estimated   useful  life  of   the   partnerships'
   properties.

   Cash Equivalents

   Cash equivalents represent commercial paper and other income-producing securities having an original maturity of less than three months, are readily convertible to cash and are stated at cost, which approximates market.

   Restricted Cash

   At   March   31,  1995  and  1994,  restricted  cash  includes
   $1,436,000 and $1,909,000, respectively, deposited by  present and  prospective  residents of lifecare  RCs;  $6,319,000  and
   $3,658,000,  respectively, of resident security deposits;  and
   $5,344,000  and $4,425,000, respectively, funded  under  long-
   term debt and restricted to specific purposes.

   Deferred Costs

   Fees  and  other costs incurred to obtain long-term  financing are  amortized  to  interest expense  over  the  term  of  the related  debt  on  a straight-line basis.  In connection  with the  1994  refinancings,  deferred costs  totaling  $5,087,000 were  written off and included in the extraordinary charge  on the accompanying consolidated statements of operations.

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


   Shareholders' Equity

   Forum  Group has 2,000,000 authorized voting preferred shares, all  without par value, none of which were issued at March 31,
   1995.   The  accumulated deficit is from March 31,  1992,  the
   effective  date of Forum Group's reorganization plan confirmed by the U.S. Bankruptcy Court.

   As  of  March  31, 1995, approximately 265,000  common  shares
   were   reserved  pending  the  final  settlement  of  disputed
   general unsecured claims totaling approximately $5,160,000.

   In  fiscal year 1993, the estimated amount recorded for assets
   and   liabilities,  legal  fees  and  mechanics   liens   were
   recovered or settled at amounts less than accrued as of  March
   31,  1992.   In  connection with Forum Group's reorganization,
   common  stock  has been increased by $1,540,000 based  on  the amount  actually  recovered or paid and management's  estimate of  remaining amounts to be recovered or paid as of March  31,
   1993.

   During  1995,  Forum Group adopted a stock option  plan  which permits  the issuance of 2,250,000 shares of common  stock  to key  executives.  Under the terms of the plan, options granted are  issued  at  prices ranging from $4.00 or  the  prevailing market  price  at the date of grant and vest  equally  over  a
   five-year   period   commencing  on  the  first   grant   date
   anniversary.   During 1995, no stock options were  exercisable
   or  exercised,  and  at March 31, 1995, there  were  1,313,000 shares under option at an average exercise price of $5.56  per share.

   Warrants  were  issued to a former lender to  acquire  550,000 common  shares  at $2.86 per share, subject to adjustment  and an  annual  increase  of 18% each June 11  from  1994  through
   1999.   Additional warrants were issued to such former  lender
   to  acquire 149,607 shares at $0.01 per share before June  12,
   1999.

   Per  share amounts for 1995 are based on the weighted  average
   number   of   common  shares  and  common  share   equivalents
   (warrants  and stock options) issued and outstanding.   Common
   share   equivalents  are  not  included  in  the   per   share
   computation for 1994 and 1993 as they were anti-dilutive.

   Income Taxes

   Income  taxes  are  provided  to the  extent  expected  to  be payable  for  the current year, plus or minus  the  change  in deferred  income  tax  liabilities or assets  established  for
   expected   future  income  tax  consequences  resulting   from
   differences  between  the book and tax  bases  of  assets  and liabilities.

   Reclassifications

   Certain  amounts  in the 1993 and 1994 consolidated  financial statements  have  been reclassified to  conform  to  the  1995 presentation.


(2)Investments

   To  support distributions to limited partners, the payment  of all  management  fees  due to Forum Group  by  Forum  Partners through  December  31,  1993, totaling $15,780,000,  had  been deferred,  and such amounts were not recognized as  income  by
   Forum  Group.   Subsequent to December  31,  1993,  management
   fees  equal  to  8%  of  Forum Partners' revenue  are  payable quarterly and amounted to $904,000 for the three months  ended
   March  31, 1994 and $1,241,000 for the four months ended  July
   31,   1994.   Management  fees  since  that  date  have   been
   eliminated in consolidation.  Other income for 1995, 1994  and
   1993   includes   Forum  Group's  share  of  Forum   Partners'
   operating   income  (loss)  before  extraordinary  charge   of
   $73,000, ($175,000) and ($536,000), respectively.

   The  investment  in  Greenville  Retirement  Community,  L.P., which  owns  and  operates  one RC, represents  a  50%  equity
   interest.   Other  income  for 1995, 1994  and  1993  includes
   Forum  Group's  share  of  Greenville's  income  of  $451,000,
   $251,000 and $308,000, respectively.

   The   operating  results  of  Rancho  San  Antonio  Retirement
   Housing  Corporation  ("Rancho San  Antonio"),  a  cooperative corporation  which owns an RC in Cupertino,  California,  were included  in  the consolidated financial statements  of  Forum
   Group  through  July  31,  1993  since  Forum  Group  owned  a majority of the cooperative memberships.  Effective August  1,
   1993,  due  to  continued  sales of  cooperative  memberships,
   Forum   Group   no  longer  owned  in  excess  of   50%,   and
   accordingly,  the financial statements of Rancho  San  Antonio were  no  longer  consolidated into  Forum  Group's  financial statements  from that date.  Sales of cooperative  memberships have  totaled $104,000,000 through March 31, 1995, and profits on  these sales are recognized using the cost recovery method.
   In  August  1994,  all of Forum Group's costs  were  recovered through  sale of memberships, and the investment  was  reduced to  zero.  Remaining membership sales are recognized as  gains from  sales of cooperative memberships.  Proceeds from  future
   sales    of   memberships   are   estimated   to   approximate
   $15,700,000;  however, sales have currently been suspended  at the  request of the California Department of Social  Services.
   Other  income  for 1995 and 1994 includes losses  of  $111,000
   and   $1,117,000,  respectively,  representing  Forum  Group's
   share of losses of Rancho San Antonio.


(3)Long-term Debt

   Long-term debt is comprised of the following at March 31 (in thousands):

                                                    1995     1994
                                                    ----     ----
     Mortgage loans:
      Secured by seven Forum Group RCs requiring
        monthly payments based on a 25-year term
        including interest at LIBOR plus 4.180%,
        not to exceed 8.805%, (8.805% and 7.894%
        at March 31, 1995 and 1994, respectively)
        to maturity in 2001.  Requires a pre-
        payment penalty until 1997 with a yield
        maintenance premium thereafter and
        additional payments if debt service
        coverage ratio is below specified levels  $ 92,146   93,194

      Secured by nine Partnership RCs requiring
        monthly payments based on a 20-year term
        including interest at 9.93% to maturity
        in 2001.  Requires a prepayment penalty
        until 1997 with a yield maintenance
        premium thereafter and additional payments
        if debt service coverage ratio is below
        specified levels                            49,711      -

      Secured by one Forum Retirement Communities
        I RC requiring quarterly interest
        payments at LIBOR plus 1.50% (7.81% and
        5.10% at March 31, 1995 and 1994,
        respectively) with quarterly principal
        payments based on a 30-year term to
        maturity in 1999                            25,832   25,993

      Secured by three Forum Retirement Communities
        II RCs requiring quarterly interest
        payments at LIBOR plus 1.30% (7.61% and
        4.90% at March 31, 1995 and 1994,
        respectively) with quarterly principal
        payments based on a 30-year term to
        maturity in 1996                            46,036   46,685

      Secured by one Forum Group RC requiring
        monthly payments based on a 30-year
        term including interest at 10.5% to
        maturity in 1997                            14,321   14,580

      Other mortgages                                3,139    3,407
                                                   -------  -------
                                                   231,185  183,859

     Line of credit                                 15,865      -
     Senior subordinated notes                      10,000   10,000
     Capitalized leases                              8,171    8,471
     Other                                           4,815    2,764
                                                   -------  -------
                                                 $ 270,036  205,094
                                                   =======  =======

   During September 1994, Forum Investments I, L.L.C. ("FII"),  a
   wholly-owned   subsidiary   of   Forum   Group,   obtained   a
   $100,000,000  line  of  credit  to  finance  the  acquisition, rehabilitation and/or expansion of RCs, which are  pledged  to secure  the line of credit.  Interest payments are due monthly at  LIBOR plus 5.425% (including service costs and other  fees of  2.075%),  and  FII  has  the  option  to  convert  amounts borrowed  to  a  ten-year term loan eighteen months  from  the
   date  of  each  advance.   Additional principal  payments  are
   required   if  the  debt  service  coverage  ratio  is   below
   specified  levels.  Prepayment after October 1, 1999  requires a yield maintenance premium.

   The senior subordinated notes require interest semi-annually at 12.5% to maturity in 2003 and a premium payment if the senior subordinated notes are prepaid by Forum Group or redeemed by the holders.

   Future  minimum payments under capitalized leases  approximate
   $1,100,000 for each of the five years ending March  31,  2000,
   with   approximately  $8,500,000  due  thereafter,   including
   imputed  interest of approximately $5,800,000.   Property  and
   equipment  at March 31, 1995 and 1994 include $10,965,000  and
   $10,567,000,  respectively, of assets  under  capital  leases,
   consisting    principally   of   buildings    and    leasehold
   improvements,   and  related  accumulated   depreciation   was
   $977,000  and  $621,000, respectively.  During 1995,  a  lease obligation  was  refinanced,  which  resulted  in  a  $262,000 extraordinary  charge, net of income tax benefit  of  $50,000, in the accompanying statement of operations.

   At March 31, 1995, scheduled maturities of long-term debt during the next five years (based on current interest rates) are $5,275,000 in 1996, $46,690,000 in 1997, $16,759,000 in
   1998,  $28,939,000 in 1999 and $2,834,000 in 2000.  Cash  paid for  interest was $20,005,000, $15,309,000 and $30,539,000  in fiscal years 1995, 1994 and 1993, respectively.

   On  June 14, 1993, senior secured term notes were retired with the  proceeds  of  a  senior credit facility  of  $50,000,000,
   senior   subordinated   notes   of   $40,000,000   (of   which
   $30,000,000  were held by the Investors and their  affiliates)
   and  other  funds.  The senior credit facility  required  that interest be paid quarterly at either the prime rate plus  2.0%
   or the Eurodollar rate plus 3.5%.

   The  senior  secured term notes repaid in June  1993  required interest  at  the lead bank's reference rate  with  a  minimum rate  of  6.5%  through  June 30, 1992  and  the  lead  bank's reference  rate  plus  2.0% (to be reduced  by  .25%  as  each
   principal  installment  is  made)  with  a  minimum  of   8.5%
   (reducing  commensurately)  thereafter  (8.5%  at  March   31,
   1993).


(4)Income Taxes

   Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 34% to income
   (loss) before income tax expense and extraordinary charge as a result of the following (in thousands):


Years ended March 31,
                                            1995      1994      1993
                                            ----      ----      ----
      Computed "expected" tax expense
         (benefit)                       $ 5,675       915    (2,502)
      Forgiveness of installment note        -         -      (1,235)
      Reduction of valuation allowance
         for deferred tax assets          (5,680)      -         -
      Tax benefit recorded as additional
         shareholders'equity               4,000       -         -
      Settlement of disputed general
         unsecured claims                    -         -        (387)
      Other                                  205      (915)      287
      Amounts added to net operating loss
         carryforward                        -         -       3,837
                                           -----     -----     -----
                                         $ 4,200       -         -
                                           =====     =====     =====

   The  tax  effects of temporary differences that give  rise  to
   significant   portions  of  the  deferred   tax   assets   and
   liabilities at March 31 are as follows (in thousands):

                                                    1995       1994
                                                    ----       ----
      Deferred tax assets:
         Property and equipment, principally
           due to differences in the bases of
           assets as a result of fresh-start
           accounting and depreciation methods    $ 19,403     22,326
         Net operating loss carryforwards           11,290     12,190
         Accrued expenses                              818      2,366
         Other                                         151        435
         Losses in consolidated taxable entities     3,571      3,720
         Deferred income                             1,136      1,136
         Deferred compensation                         667        605
                                                    ------     ------
           Total gross deferred tax assets          37,036     42,778
           Less valuation allowance                 34,532     40,212
                                                    ------     ------
           Net deferred tax assets                   2,504      2,566
                                                    ------     ------

      Deferred tax liabilities:
         Gains on property sales                    (1,542)    (1,595)
         Deferred management fees                     (593)      (593)
         Investments, principally due to differences
           in the bases of assets as a result of
           fresh-start accounting                     (369)      (378)
                                                    ------     ------
           Total gross deferred tax liabilities     (2,504)    (2,566)
                                                    ------     ------
           Net deferred tax liabilities    $           -          -
                                                    ======     ======

   Due to the utilization of net operating loss carryforwards and the recognition of net deferred tax assets, Forum Group had no federal income tax liability at March 31, 1995.
   Notes, investments and other receivables include federal income taxes receivable of $1,250,000 at March 31, 1995.

   As  of  March  31, 1995, net operating loss carryforwards  for tax  purposes  were estimated to be approximately $158,000,000
   before   the   application  of  certain  net  operating   loss
   carryforward limitations resulting from changes in  ownership.
   As  a  result  of these limitations, Forum Group  expects  the utilization  of  net  operating  loss  carryforwards  will  be limited  to  approximately $33,000,000.  These  net  operating loss  carryforwards  will  expire in varying  amounts  through
   fiscal  year  2009.   For  financial reporting  purposes,  any
   future  benefit  of net operating loss carryforwards  and  net deferred  tax assets arising prior to the reorganization  will be  reported as additional shareholders' equity.  The  maximum tax  benefit to be recognized through shareholders' equity was estimated to be approximately $30,000,000 at March 31, 1995.

(5)Commitments and Contingencies

   In  January  1994, the Russell F. Knapp Revocable  Trust  (the
   "Knapp  Trust"),  instituted an action in  the  United  States
   District  Court  for the Northern District of Iowa  ("District
   Court")  against Forum Retirement, Inc. ("FRI"),  the  wholly-
   owned  subsidiary  of  Forum Group  which  serves  as  general partner  of Forum Partners, adding Forum Group as a  defendant on  March 17, 1994 (the "Iowa Action"), alleging, among  other things,  that  (i) the Knapp Trust holds a substantial  number of  Forum Partners' publicly traded limited partnership units,
   (ii)  the  Board  of Directors of FRI is not  comprised  of  a
   majority  of  independent  directors  as  required  by   Forum
   Partners'  partnership agreement and as allegedly  represented in  Forum  Partners'  1986 Prospectus for its  initial  public offering,  (iii)  the allegedly improper  composition  of  the
   Board  of  Directors  of FRI is a consequence  of  actions  by
   Forum  Group,  (iv)  FRI's  Board of  Directors  has  approved and/or  acquiesced  in  8% management fees  being  charged  by
   Forum   Group  under  its  management  agreement  with   Forum
   Partners,  whereas  the complaint alleges that  the  "industry standard"  for  management fees of the type at  issue  is  4%,
   thereby   resulting  in  an  alleged  "overcharge"  to   Forum
   Partners  estimated  by the Knapp Trust at  $1.8  million  per annum,  beginning  in 1994, and (v) as a  consequence  of  the allegedly  improper composition of the Board of  Directors  of
   FRI,  Forum  Group  and  Forum Partners  have  breached  Forum
   Partners'  partnership  agreement  and  securities  laws,  and filed  to  discharge  fiduciary duties.  The  Knapp  Trust  is seeking  the  restoration of certain former directors  to  the
   Board  of  Directors  of  FRI, the removal  of  certain  other directors  from  such  Board,  an injunction  prohibiting  the payment  of  8%  management fees and unspecified  compensatory and  punitive  damages.  On April 4, 1995, the District  Court dismissed  the  Knapp Trust complaint in its entirety,  ruling that  personal jurisdiction does not exist over  either  Forum
   Group  or FRI in Iowa.  On May 3, 1995, the Knapp Trust  filed a  Notice  of Appeal with the District Court, indicating  that it  will  appeal the District Court's decision to  the  United
   States  Court of Appeals for the Eight Circuit.   Forum  Group
   believes  that  there are substantial defenses to  the  claims asserted  by the Knapp Trust and intends vigorously to  defend against  such  claims; however, there necessarily  can  be  no assurance as to the ultimate outcome of these proceedings.


   On  June  15,  1995, the Knapp Trust filed an  action  in  the
   United  States  District Court for the  Southern  District  of
   Indiana  against Forum Group and Forum Partners (the  "Indiana
   Action")  containing  essentially  the  identical  allegations
   asserted   in  the  Iowa  Action  (see  above).    Under   the
   applicable  local  rules,  Forum  Group's  response   to   the
   compliant  in  the Indiana Action will be due within  23  days after  service  of  the compliant.  As with the  Iowa  Action,
   Forum  Group  believes  that there are meritorious  procedural and  substantive  defenses  to  the  claims  asserted  in  the
   Indiana  Action and intends vigorously to defend against  such claims; however, there necessarily can be no assurance  as  to the ultimate outcome of these proceedings.

   On  May 7, 1992, Charles S. Maddock, a resident of Stonegates, a  condominium  RC  in  Greenville,  Delaware,  instituted  an action  against Greenville Retirement Community, L.P. ("GRP"), the  developer and managing agent of, and owner of the service units  (i.e.,  nursing,  kitchen and  dining  facilities)  at,
   Stonegates, in the Court of Chancery of the State of  Delaware
   in  and  for  New  Castle County (the "State  Court  Action").
   Forum  Group is the sole general partner of, and the owner  of a  50%  beneficial interest in, GRP.  Forum Group is also  the operator  and  manager of Stonegates pursuant to an  operation and  management  agreement with GRP under which,  among  other things,  GRP delegated to Forum Group all of GRP's duties  and
   responsibilities  as  managing  agent  of   Stonegates.    Mr.
   Maddock  alleges that certain of the organizational  documents of  Stonegates violate state law and that GRP and Forum  Group have  breached  their responsibilities under  such  documents.
   Mr.   Maddock   sought  various  forms   of   injunctive   and
   declaratory  relief and damages.  On August  21,  1992,  Forum
   Group  instituted  an  action in  the  Bankruptcy  Court  with
   jurisdiction   over   Forum   Group's   reorganization    (the
   "Bankruptcy Court Action") alleging that the relief  requested in  the State Court Action effectively asserts a claim against
   Forum  Group, the assertion of which is barred under the terms of  the  Reorganization Plan, and requesting injunctive relief preventing the further prosecution of the State Court  Action.
   On  December 13, 1994, Mr. Maddock and Forum Group  entered  a
   stipulation  in  the  Bankruptcy  Court  providing  that   Mr.
   Maddock  will  be  enjoined from asserting claims  based  upon acts  or  omissions of Forum Group or GRP occurring  prior  to
   April  2,  1992  (the  effective date  of  the  Reorganization
   Plan).  The stipulation does not bar the assertion of a  claim arising after April 2, 1992 from either a new cause of  action or  a  new  breach of any continuing agreement.  On March  13,
   1995,  Mr.  Maddock filed a motion to amend his  complaint  in the  State  Court Action purportedly seeking to assert  claims only  with  respect  to matters accruing after  the  effective date  of the Reorganization Plan and also seeking to add Forum
   Group  as  a  defendant and to add a new claim asserting  that
   GRP  and  Forum Group conspired to violate federal  anti-trust
   laws.   GRP  and  Forum Group have objected to  Mr.  Maddock's
   motion.   Forum  Group  believes that  there  are  substantial
   defenses  to  Mr. Maddock's claims; however, there necessarily can be no assurance as to the outcome of these proceedings.

   Forum   Group  and  its  subsidiaries  have  been   named   as
   defendants  in  several  other  professional  malpractice  and negligence actions and may be subject to other claims  arising
   from  services provided to residents of their facilities.   To
   the  extent  those claims arose before the effective  date  of
   Forum  Group's  reorganization, they  have  received  or  will
   receive  treatment  under  the plan.   Forum  Group  maintains
   professional   liability  insurance,   comprehensive   general
   liability  insurance and other typical insurance  coverage  on
   its  facilities.   Management believes that those  claims  are
   either adequately insured or, to the extent (if any) they  are not  insured,  will  not  materially  adversely  affect  Forum
   Group's   consolidated   financial  condition   or   operating
   results.


(6)Fair Value of Financial Instruments

   Statement   of   Financial  Accounting  Standards   No.   107,
   "Disclosures  About  Fair  Value  of  Financial  Instruments,"
   requires disclosure of the fair value of all financial  assets and  liabilities  for  which it is  practicable  to  estimate.
   Fair  value is defined in the Statement as the amount at which the  instrument  could be exchanged in a  current  transaction
   between   willing  parties,  other  than  in   a   forced   or
   liquidation  sale.  Forum Group believes the  carrying  amount
   of    its    financial    instruments   (excluding    property
   indebtedness)  approximates  their  fair  value  due  to   the
   relatively short maturity of these instruments.  There  is  no quoted  market  value available for any of the  Forum  Group's instruments.  Property indebtedness, with carrying  amount  of
   $166,178,000  has  been calculated to have  a  fair  value  of
   $158,473,000  by  discounting the scheduled loan  payments  to maturity  using  rates  that  are  believed  to  be  currently
   available  for debt of similar terms and maturities.   Due  to
   restrictions  of  transferability and  prepayment,  previously modified  debt  terms and other property specific  competitive conditions,  Forum  Group  may  be  unable  to  refinance  the indebtedness to obtain such calculated debt amounts reported.

(7)Employee Benefit Plan

   Effective  April  1, 1993, Forum Group established  a  defined contribution  profit  sharing plan, including  features  under
   Section  401(k)  of  the  Internal Revenue  Code,  which  will
   provide retirement benefits to its eligible employees.   Forum
   Group  contributes  to the plan for participants  employed  at
   the  RCs.   Forum Group has expensed $147,000 and $108,000  in
   1995  and  1994,  respectively, relating  to  its  portion  of employee contributions under this plan.

   Forum  Group  has  retirement agreements with certain  current and  former  officers under which each officer is to  be  paid
   50%  of  average annual compensation, as defined, for a period of  fifteen  years upon reaching age 65.  Upon  disability  or death  prior  to retirement, benefits are to  be  paid  for  a period  of  ten years based on compensation as calculated  for retirement benefits.  At March 31, 1995 and 1994, Forum  Group
   had   an   accrued  expense  of  $1,963,000  and   $1,780,000,
   respectively.


Quarterly Financial Data

       The following quarterly financial data summarize the unaudited quarterly results for the fiscal years ended March 31, 1994 and March 31, 1995.


                                                                Income (Loss)
                                                              Per Common Share
                                                          -------------------------
                               Income (Loss)              Income (Loss)
                               Before                     Before
                     Total     Extraordinary  Net Income  Extraordinary  Net Income
                     Revenues  Charge         (Loss)      Charge         (Loss)
Quarters Ended       --------------------------------------------------------------
                             (in thousands except per share amounts)
June 30, 1993        $25,103      $(1,201)     $(1,616)      $(0.13)       $(0.17)
September 30, 1993    27,226          859          861         0.05          0.05
December 31, 1993     28,307        1,631          272         0.08          0.01
March 31, 1994        27,829        1,401       (6,647)        0.07         (0.31)

June 30, 1994        $28,090       $2,076       $2,076        $0.09         $0.09
September 30, 1994    37,513        6,005        6,005         0.26          0.26
December 31, 1994     41,901        3,087        2,825         0.13          0.12
March 31, 1995        44,456        1,322        1,322         0.06          0.06

       Item   9.    Disagreements  on  Accounting  and  Financial
Disclosure.  Not applicable.











                            PART III

      The information required to be filed under Part III is incorporated by reference from Forum Group's definitive proxy or information statement, which will be filed with the Commission not later than July 29, 1995 (or, if not so filed by such date, the Items comprising the Part III information will be filed as an amendment to this Report not later than July 29, 1995).

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

           (a) The following documents are filed as a part of this report:

          1.   Financial statements:

           The following consolidated financial statements are filed under Item 8 of this report:

                                                   Page(s)

  Independent Auditors' Report......................22
  Consolidated Balance Sheets - March 31, 1995
    and 1994........................................23
  Consolidated Statements of Operations
  - Years ended March 31, 1995, 1994 and 1993.......24
  Consolidated Statements of Shareholders' Equity
  - Years ended March 31, 1995, 1994 and 1993.......25
  Consolidated Statements of Cash Flows
  - Years ended March 31, 1995, 1994 and 1993.......26
  Notes to Consolidated Financial Statements.....27 - 38

          2.   Financial statement schedules:

           The following other financial statements and financial statement schedules are filed pursuant to this Item:

                                                   Page(s)

     Independent Auditors' Report....................F-1
     Schedule VIII - Valuation and Qualifying Accounts
       - Years ended March 31, 1995, 1994 and 1993...F-2

All other schedules for which provision is made in Regulation S-X
are   not  required  under  the  related  instructions   or   are
inapplicable, and have therefore been omitted.

3.   Exhibits.                                     Page(s)

     Exhibit   3(1)   Amended  and   Restated
          Articles of Incorporation of  Forum
          Group (incorporated by reference to
          Exhibit   4.3   to  Forum   Group's
          Registration Statement on Form  S-8
          [Registration No. 33-56355],  filed
          November 7, 1994 [the "Form S-8"]).........N/A

     Exhibit  3(2) Amended and Restated  Code
          of   By-Laws  of  Forum  Group,  as
          amended.................................E-1 - E-23

     Exhibit  10(1) Warrant Agreement,  dated
          as of June 10, 1993, by and between
          Forum Group and Citicorp USA,  Inc.
          (incorporated   by   reference   to
          Exhibit   4(3)  to  Forum   Group's
          Report on Form 10-K for fiscal year
          ended  March  31, 1993  (the  "1992
          Form 10-K"))...............................N/A

     Exhibit 10(2) Recapitalization
          Agreement,  dated as of October  6,
          1993, between Forum Group and Forum
          Partners (incorporated by reference
          to  Exhibit 10(1) to the  Company's
          Current  Report on Form  8-K  dated
          October 6, 1993 (the "October  1993
          Form 8-K"))................................N/A

     Exhibit  10(3) Stock Purchase Agreement,
          dated October 6, 1993, by and among
          Forum  Group,  Forum  Holdings  and
          Apollo     FG    Partners,     L.P.
          (incorporated   by   reference   to
          Exhibit  10(2) to the October  1993
          Form 8-K)..................................N/A

     Exhibit  10(4) Stock Purchase Agreement,
          dated  November 16,  1993,  by  and
          between  Forum Group and Healthcare
          Resources I, L.P. (incorporated  by
          reference to Exhibit 10(3) to Forum
          Group's  Registration Statement  on
          Form  S-2  (Registration  No.   33-
          51251), filed December 31, 1993............N/A

     Exhibit  10(5) Amended and Restated Loan
          Agreement, dated as of February  1,
          1994, by and among FGI Financing  I
          Corporation,  Nomura  and   Bankers
          Trust   Company  (incorporated   by
          reference    to    Forum    Group's
          Quarterly Report on Form  10-Q  for
          the quarter ended December 31, 1993
          (the   "1993  Third  Quarter   Form
          10-Q").....................................N/A

     Exhibit  10(6) Amended and Restated Loan
          Agreement,  dated  as  of  June  8,
          1995,  among  Forum Investments  I,
          L.L.C.,  Nomura  and  Midland  Loan
          Services, L.P..........................E-24 - E-171

     Exhibit   10(7)   Management  Agreement,
          dated  as  of  December  31,  1986,
          among    Forum   Partners,    Forum
          Retirement     Operations,     L.P.
          ("Operations"),    Forum     Health
          Partners  l-A,  L.P.,  Foulk  Manor
          Associates,  L.P. and  Forum  Group
          (incorporated   by   reference   to
          Exhibit  10(1)  of Forum  Partners'
          Registration Statement on Form  S-2
          (Registration  No. 33-71498)  filed
          with the Commission on November 10,
          1993 (the "FRP Form S-2")).................N/A

     Exhibit   10(8)   First   Amendment   to
          Management Agreement, dated  as  of
          June  29,  1989  (incorporated   by
          reference to Exhibit 10(2)  to  the
          FRP Form S-2)..............................N/A

     Exhibit   10(9)   Second  Amendment   to
          Management Agreement, dated  as  of
          September 29, 1989 (incorporated by
          reference to Exhibit 10(3)  to  the
          FRP Form S-2)..............................N/A

     Exhibit   10(10)   Third  Amendment   to
          Management Agreement, dated  as  of
          May   27,  1992  (incorporated   by
          reference to Exhibit 10(4)  to  the
          FRP Form S-2)..............................N/A

     Exhibit   10(11)  Fourth  Amendment   to
          Management Agreement, dated  as  of
          November  9, 1993 (incorporated  by
          reference to Exhibit 10(5)  to  the
          FRP Form S-2)..............................N/A

     Exhibit  10(12) Option Agreement  (MLP),
          dated  as  of  December  29,  1986,
          among  Forum Group, Forum  Partners
          and  Operations  (incorporated   by
          reference  to Exhibit 2(1)  to  the
          FRP Form S-2)..............................N/A

     Exhibit  10(13)  Note Purchase Agreement
          among Japan Leasing (U.S.A.), Inc.,
          Inter-Lease  (U.S.A.)  Corporation,
          Forum  Retirement  Communities  II,
          L.P.  ("FRCIILP") and Japan Leasing
          (U.S.A.),    lnc.,     as     agent
          (incorporated   by   reference   to
          Exhibit   10(1)  to  Forum  Group's
          Current  Report on Form  8-K  dated
          May  15,  1989 (the "May 1989  Form
          8-K")).....................................N/A

     Exhibit    10(14)   Guaranty    Issuance
          Agreement    among   GATX    Realty
          Corporation,      GATX      Leasing
          Corporation       and       FRCIILP
          (incorporated   by   reference   to
          Exhibit 10(2) to the May 1989  Form
          8-K).......................................N/A

     Exhibit  10(15)  Note Purchase Agreement
          among Mitsui Leasing (U.S.A.) Inc.,
          BOT  Leasing America Inc.,  Redwood
          Properties,   Inc.,  Forum   Group,
          Forum  Retirement  Communities   I,
          L.P.  (FRCILP,  and Mitsui  Leasing
          (U.S.A.)     Inc.,     as     agent
          (incorporated   by   reference   to
          Exhibit   10(1)  to  Forum  Group's
          Current  Report on Form  8-K  dated
          April  24,  1990 (the  "April  1990
          Form 8-K"))................................N/A

     Exhibit    10(16)   Guaranty    Issuance
          Agreement    among   GATX    Realty
          Corporation,      GATX      Capital
          Corporation       and        FRCILP
          (incorporated   by   reference   to
          Exhibit  10(2)  to the  April  1990
          Form 8-K)..................................N/A

     Exhibit  10(17) Indenture, dated  as  of
          June  1, 1993, between Forum Group,
          as Issuer, and First Trust National
          Association Trustee, including form
          of  Senior  Subordinated Note  (the
          "Indenture")    (incorporated    by
          reference  to Exhibit 4(1)  to  the
          1992 Form 10-K)............................N/A

     Exhibit    10(18)   Amendment   to   the
          Indenture  and Notes, dated  as  of
          January  31, 1994 (incorporated  by
          reference to the 1993 Third Quarter
          Form 10-Q).................................N/A

     Exhibit  10(19) Second Amendment to  the
          Indenture  and Notes, dated  as  of
          June 20, 1995.........................E-172 - E-175

     Exhibit  10(20) Forum Group, Inc. Equity
          Incentive  Plan  (incorporated   by
          reference to Exhibit 4.1 to the FGI
          Form S-8)..................................N/A

     Exhibit   10(21)  Employment  Agreement,
          dated as of August 7, 1994, between
          Forum Group and Mark L. Pacala........E-176 - E-190

     Exhibit 21 Subsidiaries of Forum Group.........E-191

     Exhibit 23  Consent of KPMG Peat Marwick
          LLP.......................................E-192

     Exhibit 27 Financial Data Schedules.............

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

                                        FORUM GROUP, INC.



                                         By: _/s/___Mark L. Pacala____
                                          Mark  L.  Pacala, President and
                                              Chief Executive Officer

     Date: June 28, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                         Date

(1)  Principal Executive Officer:


   _/s/___Mark L. Pacala____  President  and                June 28, 1995
        Mark L. Pacala         Chief Executive Officer

(2)  Principal Financial and
      Accounting Officer:


   _/s/___Paul  A. Shively__  Senior Vice President,        June 28, 1995
        Paul A. Shively        Treasurer and Chief
                               Financial Officer

Signature                     Title                        Date

(3)  A Majority of the Board of
      Directors:

/s/___Robert A. Whitman_____  Director                     June 28, 1995
        Robert A. Whitman


/s/___Mark L. Pacala________  Director                     June 28, 1995
        Mark L. Pacala


/s/___Laurence M. Berg______  Director                     June 28, 1995
        Laurence M. Berg


/s/___Peter P. Copses_______  Director                     June 28, 1995
        Peter P. Copses


/s/___Daniel A. Decker______  Director                     June 28, 1995
        Daniel A. Decker



  __________________________  Director                     June   , 1995
        James E. Eden


/s/___Asher O. Pacholder____  Director                     June 28, 1995
        Asher O. Pacholder


/s/___Antony P. Ressler_____  Director                     June 28, 1995
        Antony P. Ressler



  __________________________  Director                     June  , 1995
        D. Ellen Shuman


/s/___Merlin C.Spencer______  Director                     June 28, 1995
        Merlin C. Spencer


/s/___George D. Woodard_____  Director                     June 28, 1995
        George D. Woodard

Independent Auditors' Report


The Board of Directors and Shareholders
Forum Group, Inc.:

Under date of June 3, 1995, we reported on the consolidated balance sheets of Forum Group, Inc. and subsidiaries as of March 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995, as contained in the annual report on Form 10-K for the year ended March 31, 1995. In connection with our
audits   of   the   aforementioned  consolidated   financial
statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of Forum Group's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





June 3, 1995


                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                               FORUM GROUP, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------------------------------------------------------
              COL. A               |     COL. B     |                 COL. C               |       COL. D      |     COL. E
- --------------------------------------------------------------------------------------------------------------------------------
                                   |                |              Additions               |                   |
                                   |                |--------------------------------------|                   |
                                   |                |        (1)      |                    |                   |
                                   |     Balance    |    Charged to   |    Charged to      |                   |     Balance
                                   |  at Beginning  |     Costs and   | Other Accounts -   |    Deductions -   |     at End
            Description            |    of Period   |     Expenses    |     Describe       |      Describe     |    of Period
- --------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable and contractual
      adjustments                           $277,000          $463,000          $173,000 (1)        $426,000 (2)        $487,000

    Deferred tax asset valuation
      allowance                           40,212,000                 0                 0           5,680,000 (3)      34,532,000
                                   ----------------- ----------------- -----------------    ----------------    ----------------
                           TOTALS        $40,489,000          $463,000          $173,000          $6,106,000         $35,019,000
                                   ================= ================= =================    ================    ================

Year ended March 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable and contractual
      adjustments                           $219,000          $301,000                $0            $243,000 (2)        $277,000

    Deferred tax asset valuation
      allowance                           35,552,000                 0         4,660,000 (4)               0          40,212,000
                                   ----------------- ----------------- -----------------    ----------------    ----------------
                           TOTALS        $35,771,000          $301,000        $4,660,000            $243,000         $40,489,000
                                   ================= ================= =================    ================    ================


Year ended March 31, 1993:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable and contractual
      adjustments                           $109,000          $264,000                $0            $154,000 (2)        $219,000

    Deferred tax asset valuation
      allowance                                    0                 0        35,552,000 (4)               0         $35,552,000
                                   ----------------- ----------------- -----------------    ----------------    ----------------
                           TOTALS           $109,000          $264,000       $35,552,000            $154,000         $35,771,000
                                   ================= ================= =================    ================    ================

Note 1.  As of August 1, 1994, the assets of Forum Retirement Partners, L.P. were included in the consolidated financial statemen
Note 2.  Uncollectible accounts receivable charged off, less recoveries and contractual adjustments of revenues.
Note 3.  Utilization of net operating loss carryforwards and other net deferred tax assets.
Note 4.  Provision to fully reserve net deferred tax assets.