Form 10-Q
period 1995-06-30
FORUM GROUP INC
filed 1995-08-14
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended June 30, 1995           Commission File Number 0-6350

                           FORUM GROUP, INC.
         (Exact name of registrant as specified in its charter)

     Indiana                                           61-0703072
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     11320 Random Hills Road, Suite 400
     Fairfax, Virginia                                    22030
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    703-277-7000

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

      Yes   X      No
          -----       -----
     The number of shares outstanding of the registrant's common stock as of August 9, 1995 was 22,500,109.

                                    INDEX



PART I. FINANCIAL INFORMATION                                      PAGE
-----------------------------                                      ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          June 30 and March 31, 1995                                  3

          Condensed consolidated statements of operations --
          Three months ended June 30, 1995 and 1994                   4

          Condensed consolidated statements of cash flows --
          Three months ended June 30, 1995 and 1994                   5

          Notes to condensed consolidated financial statements --
          June 30, 1995                                               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION
--------------------------
Item 1.   Legal Proceedings                                          17

SIGNATURES                                                           18
----------

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                      FORUM GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                     June 30,      March 31,
                                                      1995           1995
                                                  -------------  ------------
                                                        (in thousands)
                                    ASSETS

Property and equipment:
  Land and improvements                           $    51,798    $    49,737
  Buildings and leasehold improvements                278,216        263,411
  Furniture and equipment                              20,283         18,780
  Construction in progress                             11,290          5,249
                                                  -----------    -----------
                                                      361,587        337,177
  Less accumulated depreciation                        22,356         19,820
                                                  -----------    -----------
    Net property and equipment                        339,231        317,357
                                                  -----------    -----------
Investments:
  Greenville Retirement Community, L.P.                 3,228          3,331
  Other                                                 1,950          1,531
                                                  -----------    -----------
                                                        5,178          4,862
                                                  -----------    -----------

Cash and cash equivalents                              21,125         30,228
Accounts receivable, less allowance for doubtful
 accounts of $555 and $487                              8,194          7,992
Notes and other receivables                            25,024          6,138
Restricted cash                                        15,469         13,098
Deferred costs and other assets, net                   16,286         18,671
Excess of cost over net assets of business
  acquired, net                                         1,027              0
                                                  -----------    -----------
                                                  $   431,534    $   398,346
                                                  ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term debt, including $50,806 due
    within one year                               $   298,634    $   270,036
  Accounts payable                                      3,294          3,846
  Accrued expenses                                     17,402         15,295
  Resident deposits and refundable resident fees       19,631         19,609
  Deferred income                                       7,351          7,294
                                                  -----------    -----------
                                                      346,312        316,080

Other partners' equity                                 17,429         16,600
                                                  -----------    -----------
Shareholders' equity:
  Common stock, no par value - authorized 48,000
    shares, issued 22,500 shares                       68,189         67,927
  Accumulated deficit                                    (396)        (2,261)
                                                  -----------    -----------
                                                       67,793         65,666
                                                  -----------    -----------
                                                  $   431,534    $   398,346
                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                      FORUM GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                                      Three Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1995          1994
                                                   -----------   -----------
                                                     (in thousands except
                                                      per share amounts)

Revenues:
  Net operating revenues                           $    45,282   $    26,743
  Management fees                                          353         1,094
  Other income                                             806           253
                                                   -----------   -----------
                    Total revenues                      46,441        28,090
                                                   -----------   -----------
Costs and expenses:
  Operating expenses                                    31,120        18,185
  General, administrative and marketing expenses         2,890         1,581
  Relocation costs                                         262             0
  Litigation expenses                                       29             5
  Depreciation                                           2,789         1,527
                                                   -----------   -----------
                    Total costs and expenses            37,090        21,298
                                                   -----------   -----------

                                                         9,351         6,792
Other:
  Interest expense                                      (6,998)       (4,656)
  Minority interests                                      (188)          (60)
                                                   -----------   -----------
Income before income taxes                               2,165         2,076

Income taxes                                               300             0
                                                   -----------   -----------
                           NET INCOME                    1,865         2,076

  ACCUMULATED DEFICIT AT BEGINNING OF PERIOD            (2,261)      (14,489)
                                                   -----------   -----------
        ACCUMULATED DEFICIT AT END OF PERIOD       $      (396)  $   (12,413)
                                                   ===========   ===========
Average number of common and common equivalent
  shares outstanding                                    23,420        22,764
                                                   ===========   ===========
Net income per common and common equivalent
  share (primary and fully diluted)                $      0.08   $      0.09
                                                   ===========   ===========








See Notes to Condensed Consolidated Financial Statements.

                      FORUM GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)

                                                       Three Months Ended
                                                            June 30,
                                                   -------------------------
                                                      1995           1994
                                                   ----------     ----------
                                                         (in thousands)

Cash flows from operating activities:
  Net income                                       $    1,865     $    2,076
  Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation                                      2,789          1,527
      Amortization of deferred costs                      629            580
      Other partners' interest in income
        of consolidated companies                         188             60
      Net (income) losses of investees on
        the equity method                                 (80)            82
      Other accrued revenues and expenses, net          1,250            806
      Tax benefit recorded as additional
        shareholders' equity                              300              0
                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               6,941          5,131
                                                   ----------     ----------
Cash flows from investing activities:
  Purchases of retirement communities and businesses  (18,618)             0
  Additions to property and equipment                  (7,549)          (525)
  Net proceeds from sales of investment in
    Rancho San Antonio Retirement Housing Corporation       0          6,554
  Notes and other receivables                         (15,745)           104
  Other                                                   839             47
                                                   ----------     ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (41,073)         6,180
                                                   ----------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt                         29,528            203
  Payments on long-term debt                             (935)          (843)
  Proceeds from issuance of common stock
    and warrants, net                                       0          5,156
  Deferred financing and other costs                   (1,284)          (227)
  Distributions to other partners                         (77)           (77)
  Resident deposits and restricted cash                (2,203)            11
                                                   ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              25,029          4,223
                                                   ----------     ----------
Net increase (decrease) in cash and cash equivalents   (9,103)        15,534

Cash and cash equivalents at beginning of period       30,228         18,331
                                                   ----------     ----------
Cash and cash equivalents at end of period         $   21,125     $   33,865
                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                    FORUM GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                              June 30, 1995

Note A - Basis of Presentation
------------------------------
The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1995 (the "1995 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996. For further information, refer to Forum Group's consolidated financial statements as of and for the year ended March 31, 1995, and the footnotes thereto, included in the 1995
10-K.

Certain amounts in the fiscal year 1995 condensed consolidated financial statements have been restated to conform to the fiscal year 1996 presentation.

                    FORUM GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Without Audit)

                              June 30, 1995

Note B - Changes In Consolidation
---------------------------------
Forum Retirement Partners, L.P. ("Forum Partners") is a publicly traded limited partnership which owns nine retirement communities. Forum Group is the parent company of Forum Partners' general partner and has a long-term management agreement with Forum Partners. In addition, Forum Group has a substantial beneficial interest in Forum Partners. Prior to August 1, 1994, this beneficial interest was less than 50%, and Forum Group's investment in Forum Partners was accounted for on the equity method. Through the acquisition of additional partnership units, Forum Group's beneficial interest in Forum Partners increased to 56.4% on August 1, 1994. Accordingly, as of that date, the assets, liabilities and financial results of Forum Partners were included in the consolidated financial statements of Forum Group. During October, 1994 Forum Group increased its beneficial interest to 62.1%. The following pro forma amounts summarize the effect on the condensed consolidated statement of operations for the three months ended June 30, 1994, as if Forum Group's beneficial interest in Forum Partners was 62.1% on April 1, 1994:

                                              Three Months Ended
                                                 June 30, 1994
                                              ------------------
                                             (in thousands except
                                               per share amount)

            Total revenues                         $ 38,649
                                                   ========

            Net income                             $  2,360
                                                   ========
            Net income per
             common and common
             equivalent share                      $   0.10
                                                   ========
Note C - Other Investments
--------------------------
Forum Group has a 50% beneficial interest in Greenville Retirement Community, L.P. ("GRP"), a limited partnership which owns the Stonegates retirement community in Wilmington, Delaware ("Stonegates"). Summary financial information for GRP as of and for the three months ended
June 30, 1995 is as follows (in thousands):

     Net property                                  $  20,040
     Other assets                                      1,190
                                                   ---------
                                                      21,230
     Less liabilities                                 22,825
                                                   ---------
          Net deficit                              $   1,595
                                                   =========

     Revenues                                      $   1,699
     Costs and expenses                                1,475
                                                   ---------
          Net income                               $     224
                                                   =========

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   AS OF AND FOR THE THREE MONTHS ENDED

                              June 30, 1995


Results Of Operations
---------------------
Forum Group provides senior housing and healthcare services in 12 states through the operation of 33 retirement communities ("RCs"). Forum Group operates (i) 18 RCs owned or leased (the "Owned Communities") or managed by Forum Group, and one nursing facility owned by Forum Group, (ii) four RCs owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes (the "Consoli-dated Partnership Communities"), excluding nine communities owned by Forum Partners, and (iii) two RCs owned by entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), one owned by GRP and one owned by Rancho San Antonio Retirement Housing Corporation ("RSARHC").

Certain summary financial information for the Owned Communities, Forum Partners, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below. The results of Forum Partners' operations were not consolidated for financial reporting purposes prior to August 1, 1994 (see Note B of Notes to Condensed Consolidated Financial Statements). Accordingly, the periods in which the financial results of Forum Partners are included in the financial statements of Forum Group are not comparable to prior periods.

Effective August 1, 1994, Forum Group purchased additional units in Forum Partners to exceed a 50% equity ownership interest, and the operations of Forum Partners are consolidated into Forum Group's consolidated financial statements from that date. Forum Partners owns and operates nine RCs which were 93% occupied as of June 30, 1995. Pro forma consolidated operating results as if Forum Partners' results were consolidated from April 1, 1994 based upon Forum Group's 62.1% equity ownership of Forum Partners as of August 1, 1994 are as presented in the following table for the three months ended June 30, 1994. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of what Forum Group's actual results of operations would have been had Forum Group owned 62.1% of the equity interest in Forum Partners throughout the period presented. See Note B of Notes to Condensed Consolidated Financial Statements included elsewhere herein for additional information relating to Forum Partners.

As presented in the following tables, EBITDA (defined as earnings before interest, taxes, depreciation, and amortization) reflects Forum Group's ability to satisfy principal and interest obligations with respect to its indebtedness and to provide cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flow as determined pursuant to generally accepted accounting principles.

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

                          Three Months Ended June 30, 1995
                          --------------------------------
                                  ($ in millions)

                                       Actual
            -------------------------------------------------------------
                            (a)     Consolidated
               Owned       Forum    Partnership  Corporate
            Communities   Partners  Communities  Operations  Consolidated
            ----------- ----------- ------------ ----------  ------------
Total
 Revenues      $24.3       $12.5        $7.5        $2.1        $46.4

Operating
 Expenses       16.5         8.9         4.4         1.3         31.1

General,
 Adminstrative
 and Marketing
 Expenses        0.1         0.1          -          2.7          2.9

Relocation
 Costs            -           -           -          0.2          0.2

EBITDA (b)       7.7         3.5         3.1        (2.1)        12.2

Depreciation     1.4         0.7         0.5         0.2          2.8

Interest
 Expense         4.0         1.2         1.6         0.2          7.0

Minority
 Interests        -           -           -          0.2          0.2

Income
 Taxes            -           -           -          0.3          0.3

Net Income                                                        1.9

----------------

(a) Effective August 1, 1994, Forum Group purchased additional units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date.

(b) After $0.2 million of non-recurring expenses. See "Relocation Costs" at page 12 for a discussion of this item.

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

                        Three Months Ended June 30, 1994
                        --------------------------------
                                ($ in millions)

                                  Actual
          ---------------------------------------------------------
                        (a)    Consolidated                             (a)
             Owned     Forum   Partnership  Corporate                Pro Forma
          Communities Partners Communities  Operations Consolidated Consolidated
          ----------- -------- ------------ ---------- ------------ ------------
Total
 Revenues   $20.1      $ -        $6.7        $1.3        $28.1        $38.6

Operating
 Expenses    13.8        -         4.1         0.3         18.2         26.1

General,
 Administrative
 and Marketing
 Expense       -         -          -          1.6          1.6          1.8

Relocation
 Costs         -         -          -           -            -            -

EBITDA        6.3        -         2.6        (0.6)         8.3         10.7

Depreciation  1.0        -         0.5          -           1.5          2.4

Interest
 Expense      3.2        -         1.2         0.2          4.6          5.8

Minority
 Interests     -         -          -          0.1          0.1          0.1

Income
 Taxes         -         -          -           -            -            -

Net Income                                                  2.1          2.4

----------------

(a) Effective August 1, 1994, Forum Group purchased additional units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date. Pro forma operating results are shown as if Forum Partners' results of operations were consolidated from April 1, 1994.

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Owned Communities. Total revenues for the three months ended June 30, 1995 increased by $4.2 million (21%) from $20.1 million to $24.3 million, as compared to the same period of the previous year. This increase was primarily attributable to increases in rental rates, additional ancillary services, and the acquisition in August 1994, January 1995 and May 1995 of three RCs, Tiffany House ("Tiffany"), The Forum at Fountainview ("Fountainview") and The Forum at the Woodlands ("Woodlands"), respectively. Combined occupancy, excluding Tiffany, Fountainview and Woodlands, averaged 93.3% for the three months ended June 30, 1995 compared to 93.9% for the three months ended June 30, 1994. Operating expenses for 1995 at the Owned Communities increased by $2.7 million (20%), from $13.8 million to $16.5 million, as compared to the three months ended June 30, 1994; general, administrative and marketing expenses ("MG&A") for the Owned Communities were included in operating expenses. This increase was primarily attributable to additional ancillary services, normal inflationary increases, and the acquisition of Tiffany, Fountainview and Woodlands. EBITDA for the three months ended June 30, 1995 from the Owned Communities increased by $1.4 million (22%), from $6.3 million to $7.7 million, as compared to the three months ended June 30, 1994.

Consolidated Partnership Communities. Total revenues for the three months ended June 30, 1995 increased by $0.8 million (12%), from $6.7 million to $7.5 million, as compared to the same period of the previous year. This increase was primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services, and increases in residency fees and charges. Combined occupancy increased from 91% at June 30, 1994 to 94% at June 30, 1995. Operating expenses for the Consolidated Partnership Communities for 1995 increased by $0.3 million (7%), from $4.1 million to $4.4 million, as compared to 1994; MG&A for the Owned Communities are included in operating expenses. The increase was primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services, and normal inflationary increases. EBITDA for the Consolidated Partnership Communities for the three months ended June 30, 1995 increased by $0.5 million, from $2.6 million to $3.1 million, as compared to the three months ended June 30, 1994.

Pro Forma. On a pro forma basis, assuming that Forum Partners' results of operations were consolidated for the three months ended June 30, 1994 (rather than from August 1, 1994, the actual date of consolidation), total revenues for the three months ended June 30, 1995 increased by $7.8 million (20%), from $38.6 million to $46.4 million, as compared to the three months ended June 30, 1994. This increase was primarily attributable to increases in occupancy, rental rates, additional ancillary services, and the acquisition of Tiffany, Fountainview and Woodlands. Operating expenses for the three months ended June 30, 1995 increased by $5.0 million (19%), from $26.1 million to $31.1 million, as compared to the same period of the previous year; MG&A for the three months ended June 30, 1995 increased by $1.1 million (61%), from $1.8 million to $2.9 million. The increase in operating expenses was primarily attributable to additional ancillary services, normal

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

inflationary increases, and the acquisition of Tiffany, Fountainview and Woodlands. The increase in MG&A was primarily attributable to the factor described under the caption "General, Administrative and Marketing Expenses" below. EBITDA for the three months ended June 30, 1995 increased by $1.5 million (14%), from $10.7 million to $12.2 million, as compared to the same period of the previous year.

Unconsolidated Entities. Forum Group's equity in the earnings of unconsolidated entities is reflected as Other income. Changes in Forum Group's equity in the aggregate net earnings of Forum Partners and GRP were not material to Forum Group's consolidated results of operations for the three months ended June 30, 1995. Due to the changes in financial statement presentation regarding Forum Partners (see Note B of Notes to Condensed Consolidated Financial Statements), the equity adjustment for that entity is not comparable between fiscal periods.

Consolidated Items. The following is a discussion of certain consolidated items:

General, Administrative and Marketing Expenses. For the three months ended June 30, 1995, consolidated MG&A increased by $1.3 million (81%), from $1.6 million to $2.9 million, compared to the same period of the previous year. This increase was primarily attributable to increased home office staff costs to manage recent and projected growth through acquisitions and development.

Relocation Costs. During the three months ended June 30, 1995, expenses of $0.2 million were incurred in conjunction with the relocation of Forum Group's headquarters from Indianapolis, Indiana to Fairfax, Virginia. Additional relocation expenses are currently expected to be approximately $1.3 million. The relocation is expected to benefit the company as a result of future growth and development targeted along the East Coast corridor, potential acquisitions, and the ability to attract exceptional talent necessary to meet the company's expected growth.

Litigation Expenses. Litigation expenses were not material to Forum Group's results of operations for the three months ended June 30, 1995 and 1994.

Depreciation. For the three months ended June 30, 1995, consolidated depreciation expense increased by $1.3 million compared to the previous fiscal period. This increase reflects property additions, the August 1, 1994 consolidation of Forum Partners for financial statement purposes and the acquisition of Tiffany, Fountainview and Woodlands.

Interest Expense. Interest expense attributable to the Owned Communities and Corporate Operations increased by $0.8 million, from $3.4 million to $4.2 million, during the three months ended June 30, 1995, as compared to the same period of the previous year. This change was primarily attributable to changes in average borrowing costs and increased indebtedness incurred to finance acquisitions.

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Minority Interests. The increase of $0.1 million in the minority interests' elimination for 1995 compared to 1994, resulted from improved operating results.

Taxes. Due to the utilization of net operating loss carryforwards, Forum Group had no federal income tax liability at June 30, 1995. Notes, investments and other receivables include federal income taxes receivable of $1,250,000 at June 30, 1995. As of March 31, 1995, net operating loss carryforwards for tax purposes were estimated to be approximately $158.0 million before the application of certain net operating loss carryforward limitations. As a result of these limitations, Forum Group expects the utilization of net operating loss carryforwards will be limited to approximately $33.0 million. These net operating loss carryforwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, any future benefit of net operating loss carryforwards and net deferred tax assets arising prior to the reorganization plan (April 2, 1992) will be reported as additional shareholders' equity. The maximum future tax benefit to be recognized through shareholders' equity was estimated to be approximately $30.0 million at March 31, 1995.

Net Income/Loss Per Share. The three months ended June 30, 1995 produced net income of $1.9 million ($0.08 per Common Share) compared to net income of $2.1 million ($0.09 per Common Share) for 1994.

All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

Financial Condition
-------------------
Liquidity And Capital Resources. At June 30, 1995, Forum Group had cash and cash equivalents of $21.1 million, accounts receivable of $8.2 million, and notes, investments and other receivables of $25.0 million. Forum Group believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements.

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

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

There necessarily can be no assurance that any material acquisitions or expansions will be completed or, if so, as to the timing or terms thereof.

Forum Group is currently a party to a loan facility providing for up to $100.0 million of acquisition financing. The unutilized amount of this facility at August 9, 1995 was $70.1 million. At the option of Forum Group, each borrowing under the facility may be converted to a ten-year term loan after 18 months from the date of the borrowing. During the 18-month period, Forum Group may repay the indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Absent conversion or refinancing, interest on the acquisition loan is payable monthly in arrears at LIBOR plus 5.425% (including service costs and other fees of 2.075%). Forum Group has an option permitting it to increase the borrowings against the properties acquired if the debt service coverage computed on a trailing 12-month basis exceeds certain thresholds, in which event the increased borrowings could be used to fund Forum Group's growth or for other corporate purposes. While Forum Group believes that the existing acquisition facility, together with its other capital resources, are sufficient to finance its acquisition and capital investment strategy over the intermediate term, Forum Group is also exploring the possible modification or replacement of, or supplements to, that facility and other possible financings and refinancings in order to provide greater financial flexibility and increased shareholder value.

Capital Structure. Forum Group's total long-term debt was $298.6 million as of June 30, 1995, $124.2 million of which represents obligations of Consolidated Partnership Communities which were non-recourse to Forum Group, Inc.

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Forum Group's long-term debt as of June 30, 1995 was as set forth below (in millions):

  Forum Group, Inc.:

     Nomura Term Loan (1)                                     $ 91.9
     Senior Subordinated Notes                                  10.0
     Nomura Acquisition Loan (1)                                29.9
     Mortgages and Capitalized Leases                           22.4
     Mortgage (1)                                               15.5
     Other                                                       4.7
                                                              ------
       Total Owned Communities and Corporate Operations (2)    174.4

  Consolidated Partnership Communities (1) (3)                 124.2
                                                              ------
  Total Long-Term Debt                                        $298.6
                                                              ======
----------------
(1) These obligations are non-recourse to Forum Group, Inc.

(2) Excludes indebtedness aggregating $4.3 million of GRP, $0.5 million of which is recourse to Forum Group, Inc.

(3) Includes indebtedness aggregating $47.5 million of Forum Retirement Communities II, L.P., which matures during May, 1996. Forum Group believes it has adequate debt capacity to refinance the maturing notes, and is presently evaluating it's refinancing options.

Forum Group will continue to monitor conditions in the bank lending and capital markets and, if appropriate in light of then-current market conditions, Forum Group's then-existing capital structure and requirements, Forum Group's growth strategy, and other factors determined to be relevant, may enter into one or more capital arrangements. Such arrangements could include one or more issuances of indebtedness or other financings. Although Forum Group intends to actively consider the financing alternatives that may be available to it, there can be no assurance that any such transactions will be completed or, if so, as to the timing or terms thereof.

Cash Flow. Operating activities for the three months ended June 30, 1995 provided $6.9 million of cash compared to $5.1 million of cash provided by operating activities during the same period of the previous year, due principally to improved operating results.

Investing activities used $41.1 million of cash during the three months ended June 30, 1995, compared to $6.2 million of cash provided by investing activities during the same period of the previous year, due principally to the purchase of two non-performing first mortgage loans on RCs, acquisition of an RC and other businesses and additions to property and equipment, including construction in progress.

                    FORUM GROUP, INC. AND SUBSIDIARIES
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

Financing activities provided $25.0 million of cash during the three months ended June 30, 1995, compared to $4.2 million of cash provided by financing activities during the same period of the previous year, due principally to the proceeds from long-term debt used to finance acquisition of an RC and the purchase of two non-performing first mortgage loans.

                        PART II. OTHER INFORMATION
                    FORUM GROUP, INC. AND SUBSIDIARIES
                              June 30, 1995

ITEM 1.  LEGAL PROCEEDINGS

On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Knapp Trust") instituted an action in the United States District Court for the Northern District of Iowa against Forum Retirement, Inc., a wholly owned subsidiary of Forum Group which is the general partner of Forum Partners ("Forum Retirement"), adding Forum Group as a defendant on March 17, 1994 (the "Iowa Action"), alleging, among other things, that (i) the Knapp Trust holds a substantial number of Forum Partners' publicly traded partnership units, (ii) the Board of Directors of Forum Retirement is not comprised of a majority of independent directors as required by Forum Partners' partnership agreement and as allegedly represented in Forum Partners' 1986 Prospectus for its initial public offering, (iii) the allegedly improper composition of the Board of Directors of Forum Retirement is a consequence of actions by Forum Group, (iv) Forum Retirement's Board of Directors has approved and/or acquiesced in 8% management fees being charged by Forum Group under its management agreement with Forum Partners, whereas the complaint alleges that the "industry standard" for management fees of the type at issue is 4%, thereby resulting in an alleged "overcharge" to Forum Partners estimated by the Knapp Trust at $1.8 million per annum, beginning in 1994, and (v) as a consequence of the allegedly improper composition of the Board of Directors of Forum Retirement, Forum Group and Forum Retirement have breached Forum Partners' partnership agreement and the securities laws, and failed to discharge fiduciary duties. The Knapp Trust is seeking the restoration of certain former directors to the Board of Directors of Forum Retirement and the removal of certain other directors from the Board of Directors of Forum Retirement, an injunction prohibiting the payment of 8% management fees, and unspecified compensatory and punitive damages. On April 4, 1995, the District Court entered an order dismissing the Complaint in its entirety, holding that no personal jurisdiction exists in Iowa over the General Partner or Forum Group. On May 3, 1995, the Knapp Trust filed a Notice of Appeal with the District Court, indicating that it will appeal the District Court's decision to the United States Court of Appeals for the Eighth Circuit.

On June 15, 1995, the Knapp Trust filed an action in the United States District Court for the Southern District of Indiana against Forum Group and Forum Retirement (the "Indiana Action") containing essentially the identical allegations asserted in the Iowa Action and other allegations. On August 7, 1995 the Knapp Trust moved to dismiss its Eighth Circuit Appeal in favor of the Indiana Action. Forum Group believes that there are substantial defenses to the claims asserted by the Knapp Trust and intends vigorously to defend against such claims; however, there necessarily can be no assurance as to the ultimate outcome of these proceedings.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FORUM GROUP, INC.



Date:  August 14, 1995              By:   /s/   Richard A. Huber
                                       --------------------------------
                                       Richard A. Huber
                                       Vice President-Operations Finance