Form 10-Q
period 1995-09-30
FORUM GROUP INC
filed 1995-11-14
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended September 30, 1995      Commission File Number 0-6350

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

     The number of shares outstanding of the registrant's common stock as of November 6, 1995 was 22,514,209.

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                      PAGE
-----------------------------                                      ----

Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          September 30 and March 31, 1995                             3

          Condensed consolidated statements of operations --
          Three and six months ended September 30, 1995 and 1994      5

          Condensed consolidated statements of cash flows --
          Six months ended September 30, 1995 and 1994                7

          Notes to condensed consolidated financial statements --
          September 30, 1995                                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        13

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                          26

Item 4.   Submission Of Matters to a Vote of Security Holders        27

Item 6.   Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                           29
----------

EXHIBIT INDEX                                                        30
-------------

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                  September 30,    March 31,
                                                      1995           1995
                                                  -------------  ------------
                                                        (in thousands)

                                    ASSETS
                                    ------

Current Assets:

  Cash and cash equivalents                       $   37,851     $   30,228
  Accounts receivable, less allowances for
   doubtful accounts of $620 and $487, respectively    8,915          7,992
  Notes and other receivables                          6,160          4,603
  Prepaids and other current assets                    3,463          4,851
                                                  ----------     ----------

  Total Current Assets                                56,389         47,674
                                                  ----------     ----------

Restricted Cash                                       18,849         13,098

Property and equipment:
  Land and improvements                               51,860         49,737
  Buildings and leasehold improvements               279,567        263,411
  Furniture and equipment                             20,943         18,780
  Construction in progress                            16,113          5,249
                                                  ----------     ----------

                                                     368,483        337,177

  Less accumulated depreciation and amortization      25,014         19,820
                                                  ----------     ----------

  Property and Equipment, net                        343,469        317,357

Investments:
  Greenville Retirement Community, L.P.                3,138          3,331
  Other                                                1,808          1,531
                                                  ----------     ----------

  Net Investments                                      4,946          4,862
                                                  ----------     ----------

Deferred costs, net of accumulated amortization
  of $1,186 and $1,948, respectively                   8,571         12,778
Other assets                                          28,668          2,577
Excess of cost over net assets of business
  acquired, net of accumulated amortization of
  $37 and $0, respectively                             1,054            -0-
                                                  ----------     ----------

    Total Assets                                  $  461,946     $  398,346
                                                  ----------     ----------

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                  September 30,    March 31,
                                                      1995           1995
                                                  -------------  ------------
                                                        (in thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:

  Current portion of long-term debt               $   56,710     $    5,275
  Accounts payable                                     4,471          3,846
  Accrued expenses                                    18,238         15,295
  Resident deposits and refundable resident fees      18,438         19,609
                                                  ----------     ----------

  Total Current Liabilities                           97,857         44,025

  Long-term debt, less current portion payable
    within one year                                  260,319        264,761
  Deferred income                                      7,627          7,294
                                                  ----------     ----------

  TOTAL LIABILITIES                                  365,803        316,080

Other partners' equity                                17,649         16,600

Shareholders' equity:

  Common stock, no par value - authorized 48,000
    shares, issued 22,500                             70,147         67,927
  Accumulated earnings (deficit)                       8,347         (2,261)
                                                  ----------     ----------

  Total Shareholders' Equity                          78,494         65,666
                                                  ----------     ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  461,946     $  398,346
                                                  ----------     ----------




















See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                   -------------------   -------------------
                                     1995       1994       1995       1994
                                   -------------------   -------------------
                                    (in thousands except per share amounts)

Revenues:
 Net operating revenues             $ 47,635   $ 36,188   $ 92,917   $ 62,931
 Management fees                         350        508        703      1,603
 Investment and other income             751        817      1,557      1,069
                                    --------   --------   --------   --------

    TOTAL REVENUES                    48,736     37,513     95,177     65,603
                                    --------   --------   --------   --------

Costs and expenses:
 Operating expenses                   33,192     23,998     64,312     42,188
 General and administrative
  expenses                             2,971      1,739      5,861      3,321
 Relocation costs                        315        -0-        577        -0-
 Litigation expense                       19        -0-         48        -0-
 Depreciation and amortization         2,906      2,052      5,695      3,579
                                    --------   --------   --------   --------

    TOTAL COSTS AND EXPENSES          39,403     27,789     76,493     49,088
                                    --------   --------   --------   --------
                                       9,333      9,724     18,684     16,515

Interest expense                      (7,632)    (5,778)   (14,630)   (10,434)
Gains from sales of cooperative
 memberships                          10,798      4,197     10,798      4,197
                                    --------   --------   --------   --------

Income before minority
 interests, income taxes and
 extraordinary charge                 12,499      8,143     14,852     10,278

Minority interests                      (162)      (138)      (350)      (197)
                                    --------   --------   --------   --------
Income before income taxes
 and extraordinary charge             12,337      8,005     14,502     10,081

Income taxes                           2,287      2,000      2,587      2,000
                                    --------   --------   --------   --------
Income before extraordinary charge    10,050      6,005     11,915      8,081

Extraordinary charge -
 early extinguishment of debt, net
 of income tax benefit                (1,307)       -0-     (1,307)       -0-
                                    --------   --------   --------   --------

    NET INCOME                         8,743      6,005     10,608      8,081
                                    --------   --------   --------   --------

 ACCUMULATED DEFICIT AT BEGINNING
  OF PERIOD                             (396)   (12,413)    (2,261)   (14,489)
                                    --------   --------   --------   --------

 ACCUMULATED EARNINGS (DEFICIT)
  AT END OF PERIOD                  $  8,347  $  (6,408)  $  8,347  $  (6,408)
                                    --------   --------   --------   --------


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                   -------------------   -------------------
                                     1995       1994       1995       1994
                                   --------   --------   --------   --------
                                    (in thousands except per share amounts)

Net Income                          $  8,743   $  6,005   $ 10,608   $  8,081
                                    --------   --------   --------   --------

Average number of common and
 common equivalent shares
 outstanding                          23,562     22,920     23,561     22,846
                                    --------   --------   --------   --------

Per common and common
 equivalent share (primary
 and fully diluted):
  Income before
    extraordinary charge            $   0.43   $   0.26   $   0.51   $   0.35
  Extraordinary charge                 (0.06)      0.00      (0.06)      0.00
                                    --------   --------   --------   --------

  Net income                        $   0.37   $   0.26   $   0.45   $   0.35
                                    --------   --------   --------   --------
































See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                        Six Months Ended
                                                          September 30,
                                                   -------------------------
                                                      1995           1994
                                                   ----------     ----------
                                                         (in thousands)

Cash flows from operating activities:

 Net income                                        $   10,608     $    8,081
 Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation and amortization                        5,695          3,579
   Amortization of deferred costs                       1,182          1,208
   Other partners' and interest in losses
    of consolidated companies                             350            197
   Net income of investments
    on the equity method                                 (196)          (118)
   Other accrued revenues and expenses, net              (186)          (129)
   Tax benefit recorded as additional
    shareholders' equity                                2,100            -0-
   Non-cash portion of extraordinary charge             1,509            -0-
                                                   ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              21,062         12,818
                                                   ----------     ----------

Cash flows from investing activities:

 Purchases of retirement communities and businesses   (18,618)        (4,787)
 Additions to property and equipment                  (14,403)        (3,070)
 Net proceeds from sales of investment in
  Rancho San Antonio Retirement Housing Corporation       -0-          8,713
 Notes, investments and other receivables             (15,702)           151
 Other                                                  1,024            331
                                                   ----------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (47,699)         1,338
                                                   ----------     ----------

Cash flows from financing activities:

 Proceeds from long-term debt                         154,705            407
 Payments on long-term debt                          (107,721)        (1,752)
 Proceeds from issuance of common stock
  and warrants, net                                       -0-          5,155
 Deferred financing and other costs                    (5,874)        (1,386)
 Distributions to other partners                         (155)          (155)
 Resident deposits and restricted cash                 (6,695)          (486)
                                                   ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              34,260          1,783
                                                   ----------     ----------

Net increase in cash and cash equivalents               7,623         15,939
Cash and cash equivalents at beginning of period       30,228         18,331
                                                   ----------     ----------

Cash and cash equivalents at end of period         $   37,851     $   34,270
                                                   ----------     ----------


See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                            September 30, 1995

Note A - Basis of Presentation
------------------------------

The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1995 (the "1995 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Group included in the 1995 10-K. The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to present fairly, in all material respects, the Company's financial position and results of operations for the applicable periods. Operating results for the six-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996 and these financial statements should be read in conjunction with the 1995 10-K.

Certain amounts in the fiscal year 1995 condensed consolidated financial statements have been reclassified to conform to the fiscal year 1996 presentation.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Without Audit)

                            September 30, 1995

Note B - Changes In Consolidation
---------------------------------

Forum Retirement Partners, L.P. ("Forum Partners") is a publicly traded limited partnership which owns nine retirement communities. Forum Group is the parent company of Forum Retirement, Inc., Forum Partners' general partner (the "General Partner"), and has a long-term management agreement with Forum Partners. In addition, Forum Group has a substantial beneficial interest in Forum Partners. Prior to August 1, 1994, this beneficial interest was less than 50%, and Forum Group's investment in Forum Partners was accounted for on the equity method. Through the acquisition of additional partnership units, Forum Group's beneficial interest in Forum Partners increased to 56.4% on August 1, 1994. Accordingly, as of that date, the assets, liabilities and financial results of Forum Partners were included in the consolidated financial statements of Forum Group. During October, 1994 Forum Group increased its beneficial interest to 62.1%. The following pro forma amounts summarize the effect on the condensed consolidated statement of operations for the six months ended September 30, 1994, as if Forum Group's beneficial interest in Forum Partners was 62.1% on April 1, 1994:

                                               Six Months Ended
                                               September 30, 1994
                                             --------------------
                                             (in thousands except
                                               per share amount)

            Total revenues                         $79,895
                                                   -------

            Net income                             $ 8,407
                                                   -------

            Net income per
             common and common
             equivalent share                      $   .37
                                                   -------

In an effort to increase its equity interest in Forum Partners, Forum Group has commenced a tender offer for any and all outstanding preferred depositary units (the "Units") representing preferred limited partners' interests in Forum Partners not already owned by it at $2.83 per Unit in cash. The tender offer is presently scheduled to expire at 12:00 Midnight, New York City time, on December 1, 1995, unless extended.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Without Audit)

                            September 30, 1995

Note C - Other Investments
--------------------------

Forum Group has a 50% beneficial interest in Greenville Retirement Community, L.P. ("GRP"), a limited partnership which owns the Stonegates retirement community in Wilmington, Delaware ("Stonegates"). Summary financial information for GRP as of and for the six months ended
September 30, 1995 is as follows (in thousands):

     Net property                                  $  19,912
     Other assets                                      1,263
                                                   ---------
                                                      21,175
     Less liabilities                                 22,917
                                                   ---------

          Net deficit                              $  (1,742)
                                                   ---------

     Revenues                                      $   3,437
     Costs and expenses                                3,008
                                                   ---------

          Net income                               $     429
                                                   ---------


Forum Group has entered into a co-investment agreement with National Guest Homes, L.L.C. ("NGH"), a developer of assisted living facilities targeted toward middle-income senior citizens. Forum Group's investment in projects under construction is included in the consolidated financial statements of Forum Group. Forum Group's investment in Forum - NGH Operations I, L.L.C. ("NGH Operations"), a manager of assisted living facilities, is accounted for on the cost method.

Note D - Long Term Debt
-----------------------

On September 1, 1995, FGI Financing I Corporation ("FFI") and Forum Ohio Healthcare, Inc. (collectively with FFI, the "Forum Pool Borrowers"), both wholly owned subsidiaries of Forum Group, obtained a non-recourse mortgage loan totaling $124.7 million. The loan is secured by first and second liens on eight Forum Group retirement centers (the "Forum Pool Properties"). The loan has cross-default and cross-collateral provisions. The proceeds were used to repay existing indebtedness of $106.0 million, loan closing costs, funding of the initial capital reserve account and general corporate purposes.

The loan requires monthly payments based on a 25-year term and bears interest at a fixed rate of 10.008% until September 2003, at which time the rate increases to the greater of 15.008% or the 10-year Treasury rate plus 5%. The loan matures in September 2020 but is open to prepayment without penalty on and after September 2003. Prior to that time, after October 1997, the loan is pre-payable subject to a yield maintenance

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Without Audit)

                            September 30, 1995

premium. Because the interest rate on the loan increases significantly in September 2003, it is anticipated that the loan will be prepaid or refinanced by September 2003.

As part of the original floating rate debt financing that was repaid with the proceeds of the loan described in the preceding paragraph, FFI entered into an interest rate cap agreement with a notional amount equal to $93.3 million, which expires in March 2001. The agreement entitles FFI to receive the amount, if any, by which one-month LIBOR exceeds 4.625% on a notional amount of $93.3 million through expiration. The interest rate cap agreement is included in other assets, and was amortized to interest expense over the term of the agreement until September 1, 1995.

The interest rate cap agreement was not terminated upon refinancing of the underlying debt on September 1, 1995. The market value and unamortized cost of the interest rate cap agreement at that date was $7.3 million and $5.7 million, respectively. The difference between market value and the unamortized cost of the interest rate cap was recorded as a component of the extraordinary loss on extinquishment of debt, net of deferred taxes of $0.3 million. As of September 30, 1995, the interest rate cap is recorded in other assets at a market value of $7.4 million. The change in market value subsequent to September 1, 1995 is recorded as other income.

As noted above, Forum Group extinguished $106.0 million of debt prior to its scheduled maturity. In connection with this transaction, Forum Group incurred an extraordinary loss on extinguishment of debt of $2.6 million, net of deferred income tax benefits of $0.6 million. Partially offsetting this loss was the extraordinary gain of $1.2 million, net of deferred income taxes of $0.3 million, as a result of recording the interest rate cap agreement at market value upon extinguishment of the underlying debt.

Pursuant to a separate credit agreement, during the period from September 1, 1995 to September 1, 1999, Forum Group may borrow up to $50.0 million to fund a portion of the expansions to the properties collaterallizing the above-described mortgage loan.

Note E - Commitments and Contingencies
--------------------------------------

For information concerning certain legal proceedings involving Forum Group, see (i) Item 3 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of the 1995 10-K, (ii) Item 1 of
Part II of the Quarterly Report on Form 10-Q of Forum Group for the quarter ended June 30, 1995, and (iii) Item 1 of Part II of this report. Such information is incorporated herein by reference.

Note F - Subsequent Event
-------------------------

On October 31, 1995, Forum Group entered into a binding agreement to acquire two assisted living and dementia-related senior housing

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Without Audit)

                            September 30, 1995

communities in the Northwestern United States in January, 1996 for approximately $11.6 million. A third community in the Northwestern United States currently under construction will also be acquired in October, 1997, for an amount defined in the agreement once stabilized occupancy has been established. Management of these assets will be provided by the seller on a fee basis. The agreement also provides for participation, on a joint venture basis, for the construction of between 5 and 10 new communities in the Northwestern United States and the right to develop the concept nationally.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since March 31, 1995 and any material changes in the results of operations for the three and six months ended September 30, 1995 as compared to the same periods in 1994. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 10-K.

Results Of Operations
---------------------

Forum Group provides senior housing and healthcare services in 14 states through the operation of 40 retirement communities ("RCs"). Forum Group operates (i) fourteen RCs, including one nursing facility owned or leased by Forum Group and one health center leased by Forum Group ("Owned Communities"), (ii) four RCs owned by partnerships which are not wholly owned by Forum Group but which are consolidated for financial reporting purposes (the "Consolidated Partnership Communities"), (iii) nine RCs owned by Forum Partners (discussed below) which are consolidated for financial reporting purposes, (iv) five RCs pursuant to separate contracts Forum Group acquired in May 1995 and one RC which opened in July, owned by a partnership which is not wholly owned but which is consolidated for financial reporting purposes, and (v) seven RCs owned by entities which are not consolidated for financial reporting purposes (the "Unconsolidated Communities"), one owned by GRP, one owned by Rancho San Antonio Retirement Housing Corporation ("RSARHC") and five operated by Forum-NGH Operations in which entity Forum Group has a majority non-voting interest. In addition, Forum Group presently has two RCs under construction and two non-performing first mortgage loans on RCs located in Florida which were acquired in June, 1995.

Certain summary financial information for the Owned Communities, Forum Partners, the Consolidated Partnership Communities, and other corporate operations ("Corporate Operations") is presented below. The results of Forum Partners' operations were not consolidated for financial reporting purposes prior to August 1, 1994 (see Note B of Notes to Condensed Consolidated Financial Statements). Accordingly, the periods in which the financial results of Forum Partners are included in the Condensed Consolidated Financial Statements of Forum Group are not comparable to prior periods.

Effective August 1, 1994, Forum Group purchased additional Units in Forum Partners to exceed a 50% equity ownership interest, and the operations of Forum Partners are consolidated into Forum Group's consolidated financial statements from that date. Forum Partners owns and operates nine RCs which were 94% occupied as of September 30, 1995. Pro forma consolidated operating results as if Forum Partners' results were consolidated from April 1, 1994 based upon Forum Group's 62.1% equity ownership of Forum Partners as of August 1, 1994 are as presented in the following table for the three and six months ended September 30, 1994. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of what Forum Group's actual results of operations would have been had Forum Group owned 62.1% of the equity interest in Forum Partners throughout the period presented. In an effort to increase its equity

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

interest in Forum Partners, Forum Group has commenced a tender offer for any and all outstanding preferred depositary Units representing preferred limited partners' interests in Forum Partners not already owned by it at $2.83 per unit in cash. The tender offer is presently scheduled to expire at 12:00 Midnight, New York City time, on December 1, 1995, unless extended. See Note B of Notes to Condensed Consolidated Financial Statements included elsewhere herein for additional information relating to Forum Partners.

As presented in the following tables, EBITDA (defined as earnings before interest, taxes, depreciation, amortization and extraordinary charges) reflects Forum Group's ability to satisfy principal and interest obligations with respect to its indebtedness and to provide cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flow as determined pursuant to generally accepted accounting principles.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                        Three Months Ended September 30, 1995
                        -------------------------------------
                                   ($ in millions)

            ---------------------------Actual----------------------------
                            (a)     Consolidated
               Owned       Forum    Partnership  Corporate
            Communities   Partners  Communities  Operations  Consolidated
            ----------- ----------- ------------ ----------  ------------
Total
 Revenues      $26.4       $12.5        $ 7.5       $2.3        $48.7

Operating
 Expenses       17.8         9.2          4.3        1.9         33.2

General and
 Administrative
 Expenses        -            .1          -          2.9          3.0

Relocation
 Costs           -           -            -           .3           .3

EBITDA (b)       8.6         3.2          3.2       (2.8)        12.2

Gains from Sales
 of Cooperative
 Memberships     -           -            -         10.8         10.8

Depreciation and
 Amortization   (1.4)        (.7)         (.5)       (.3)        (2.9)

Interest
 Expense        (4.7)       (1.2)        (1.5)       (.2)        (7.6)

Minority
 Interests       -           -            -          (.2)         (.2)

Income
 Taxes           -           -            -         (2.3)        (2.3)

Extraordinary
 loss, net of
 income taxes    -           -            -         (1.3)        (1.3)

Net Income                                                        8.7

----------------
(a) Effective August 1, 1994, Forum Group purchased additional Units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date.

(b) After $.3 million of non-recurring expenses. See "Relocation Costs" at page 20 for a discussion of this item.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                          Six Months Ended September 30, 1995
                          -----------------------------------
                                   ($ in millions)

            ---------------------------Actual----------------------------
                            (a)     Consolidated
               Owned       Forum    Partnership  Corporate
            Communities   Partners  Communities  Operations  Consolidated
            ----------- ----------- ------------ ----------  ------------
Total
 Revenues      $50.8       $24.9        $15.0       $4.5        $95.2

Operating
 Expenses       34.3        18.1          8.7        3.2         64.3

General and
 Administrative
 Expenses        -           0.3          -          5.6          5.9

Relocation
 Costs           -           -            -          0.6          0.6

EBITDA (b)      16.5         6.5          6.3       (4.9)        24.4

Gains from Sales
 of Cooperative
 Memberships     -           -            -         10.8         10.8

Depreciation and
 Amortization   (2.7)       (1.5)        (1.0)      (0.5)        (5.7)

Interest
 Expense        (8.3)       (2.5)        (3.1)      (0.7)       (14.6)

Minority
 Interests       -           -            -         (0.4)        (0.4)

Income
 Taxes           -           -            -         (2.6)        (2.6)

Extraordinary
 loss, net of
 income taxes    -           -            -         (1.3)        (1.3)

Net Income                                                       10.6

----------------
(a) Effective August 1, 1994, Forum Group purchased additional Units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date.

(b) After $.6 million of non-recurring expenses. See "Relocation Costs" at page 20 for a discussion of this item.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                      Three Months Ended September 30, 1994
                      -------------------------------------
                                  ($ in millions)

     ------------------------Actual---------------------------
                        (a)    Consolidated                             (a)
             Owned     Forum   Partnership  Corporate                Pro Forma
          Communities Partners Communities  Operations Consolidated Consolidated
          ----------- -------- ------------ ---------- ------------ ------------
Total
 Revenues   $21.3      $8.0        $7.0       $1.2        $37.5        $41.3

Operating
 Expenses    14.1       5.8         3.9        0.2         24.0         27.0

General and
 Administrative
 Expense      -         -           -          1.7          1.7          1.7

Relocation
 Costs        -         -           -          -            -            -

EBITDA        7.2       2.2         3.1       (0.7)        11.8         12.6

Gains from Sales
 of Cooperative
 Memberships  -         -           -          4.2          4.2          4.2

Depreciation and
 Amortization(1.1)     (0.5)       (0.5)       -           (2.1)        (2.2)

Interest
 Expense     (3.4)     (0.8)       (1.4)      (0.2)        (5.8)        (6.2)

Minority
 Interests    -         -           -         (0.1)        (0.1)        (0.2)

Income
 Taxes        -         -           -         (2.0)        (2.0)        (2.1)

Extraordinary
 loss, net of
 income taxes -         -           -          -            -            -

Net Income                                                  6.0          6.1

----------------

(a) Effective August 1, 1994, Forum Group purchased additional Units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date. Pro forma operating results are shown as if Forum Partners' results of operations were consolidated from April 1, 1994.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                        Six Months Ended September 30, 1994
                        -----------------------------------
                                  ($ in millions)

          ------------------------Actual---------------------------
                        (a)    Consolidated                             (a)
             Owned     Forum   Partnership  Corporate                Pro Forma
          Communities Partners Communities  Operations Consolidated Consolidated
          ----------- -------- ------------ ---------- ------------ ------------
Total
 Revenues   $42.3      $8.0       $13.7       $1.6        $65.6        $79.9

Operating
 Expenses    27.9       5.8         8.0        0.5         42.2         53.1

General and
 Administrative
 Expense      -         -           -          3.3          3.3          3.5

Relocation
 Costs        -         -           -          -            -            -

EBITDA       14.4       2.2         5.7       (2.2)        20.1         23.3

Gains from Sales
 of Cooperative
 Memberships  -         -           -          4.2          4.2          4.2

Depreciation and
 Amortization(2.1)     (0.5)       (1.0)       -           (3.6)        (4.7)

Interest
 Expense     (6.6)     (0.8)       (2.6)      (0.4)       (10.4)       (12.0)

Minority
 Interests    -         -           -         (0.2)        (0.2)        (0.3)

Income
 Taxes        -         -           -         (2.0)        (2.0)        (2.1)

Extraordinary
 loss, net of
 income taxes -         -           -          -            -            -

Net Income                                                  8.1          8.4

----------------

(a) Effective August 1, 1994, Forum Group purchased additional Units in Forum Partners to exceed a 50% equity ownership interest, and its operations are consolidated into Forum Group's consolidated financial statements from that date. Pro forma operating results are shown as if Forum Partners' results of operations were consolidated from April 1, 1994.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Owned Communities. Total revenues for the three and six months ended September 30, 1995 increased by $5.1 million (24%) from $21.3 million to $26.4 million, and by $8.5 million (20%) from $42.3 million to $50.8 million, respectively, as compared to the same period of the previous year. This increase was primarily attributable to increases in rental rates, additional ancillary services and the acquisition in August 1994, January 1995 and May 1995 of three RCs, Tiffany House ("Tiffany"), The Forum at Fountainview ("Fountainview") and The Forum at the Woodlands ("Woodlands"), respectively. Combined occupancy, excluding Tiffany, Fountainview and Woodlands, averaged 94.7% at September 30, 1995 compared to 93.9% at September 30, 1994. Operating expenses for the three and six months ended September 30, 1995 at the Owned Communities increased by $3.7 million (26%), from $14.1 million to $17.8 million, and by $6.4 million (23%) from $27.9 million to $34.3 million, respectively, as compared to the three- and six-month periods ended September 30, 1994. (General and Administrative expenses ("G&A") for the Owned Communities were included in operating expenses.) This increase was primarily attributable to additional ancillary services, normal inflationary increases and the acquisition of Tiffany, Fountainview and Woodlands. EBITDA for the three and six months ended September 30, 1995 from the Owned Communities increased by $.5 million (19%), from $7.2 million to $8.6 million, and by $1.9 million (15%) from $14.4 million to $16.5 million, respectively, as compared to the same periods ended September 30, 1994.

Consolidated Partnership Communities. Total revenues for the three and six months ended September 30, 1995 increased by $.5 million (7%), from $7.0 million to $7.5 million, and by $1.3 million (9%) from $13.7 million to $15.0 million, respectively, as compared to the same period of the previous year. This increase was primarily attributable to favorable changes in occupancy, increased utilization of ancillary healthcare services and increases in residency fees and charges. Combined occupancy increased from 93.9% at September 30, 1994 to 94.4% at September 30, 1995. Operating expenses for the Consolidated Partnership Communities for this three and six months ended September 30, 1995 increased by $.4 million (10%), from $3.9 million to $4.3 million, and by $.7 million (9%) from $8.0 million to $8.7 million, respectively, as compared to the three and six months ended September 30, 1994. (G&A for the Owned Communities are included in operating expenses.) The increase in expenses was primarily attributable to the increase in occupancy, increased utilization of ancillary healthcare services and normal inflationary increases. EBITDA for the Consolidated Partnership Communities for the three and six months ended September 30, 1995 increased by $.1 million (3%), from $3.1 million to $3.2 million, and by $.6 million (11%) from $5.7 million to $6.3 million, respectively, as compared to the three months ended September 30, 1994.

Pro Forma. On a pro forma basis, assuming that Forum Partners' results of operations were consolidated for the three and six months ended September 30, 1994 (rather than from August 1, 1994, the actual date of consolidation), total revenues for the three and six months ended September 30, 1995 increased by $7.4 million (17%), from $41.3 million to $48.7 million, and by $15.3 million (19%) from $79.9 million to $95.2

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

million, respectively, as compared to the three and six months ended September 30, 1994. This increase was primarily attributable to increases in occupancy, rental rates, additional ancillary services and the acquisition of Tiffany, Fountainview and Woodlands. Operating expenses for the three and six months ended September 30, 1995 increased by $6.2 million (23%), from $27.0 million to $33.2 million, and by $11.2 million (21%), from $53.1 million to $64.3 million, as compared to the same periods of the previous year; G&A for the three and six months ended September 30, 1995 increased by $1.3 million (76%), from $1.7 million to $3.0 million and by $2.4 million (69%) from $3.5 million to $5.9 million, respectively, as compared to the same periods of the previous year. The increase in operating expenses was primarily attributable to additional ancillary services, normal inflationary increases and the acquisition of Tiffany, Fountainview and Woodlands. The increase in G&A was primarily attributable to the factor described under the caption "General and Administrative Expenses" below. EBITDA for the three and six months ended September 30, 1995 decreased and increased by $.4 million (3%), from $12.6 million to $12.2 million, and by $1.1 million (5%) from $23.3 million to $24.4 million, respectively, as compared to the same periods of the previous year.

Unconsolidated Entities. Forum Group's equity in the earnings of unconsolidated entities is reflected as Other income. Changes in Forum Group's equity in the aggregate net earnings of Forum Partners and GRP were not material to Forum Group's consolidated results of operations for the three and six months ended September 30, 1995. Due to the changes in financial statement presentation regarding Forum Partners (see Note B of Notes to Condensed Consolidated Financial Statements), the equity adjustment for that entity is not comparable between fiscal periods.

Consolidated Items. The following is a discussion of certain consolidated items:

General and Administrative Expenses. For the three and six months ended September 30, 1995, consolidated G&A increased by $1.3 million (76%), from $1.7 million to $3.0 million, and by $2.6 million (79%) from $3.3 million to $5.9 million, respectively, compared to the same periods of the previous year. This increase was primarily attributable to increased home office staff costs to manage recent and projected growth through acquisitions and development.

Relocation Costs. During the three and six months ended September 30, 1995, expenses of $.3 million and $.6 million, respectively, were incurred in conjunction with the relocation of Forum Group's headquarters from Indianapolis, Indiana to Fairfax, Virginia. Additional relocation expenses are currently expected to be approximately $1.0 million. The relocation is expected to benefit the Company as a result of future growth and development targeted along the East Coast corridor, potential acquisitions and the ability to attract exceptional talent necessary to meet the Company's expected growth.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Gains From Sale Of Cooperative Memberships. The operating results of Rancho San Antonio Retirement Housing Corporation ("Rancho San Antonio"), a cooperative corporation which owns an RC in Cupertino, California, were included in the consolidated financial statements of Forum Group through July 31, 1993 because Forum Group owned a majority of the cooperative memberships. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50%, and accordingly, the financial statements of Rancho San Antonio were no longer consolidated into Forum Group's financial statements from that date. Sales of cooperative memberships have totaled $115 million through September 30, 1995, and profits of these sales are recognized using the cost recovery method. In August 1994, all of Forum Group's costs were recovered through sale of memberships, and the investment was reduced to zero. Remaining membership sales are recognized as gains from sales of cooperative memberships. Proceeds from future sales of memberships are estimated to approximate $4.0 million. For the three months ended September 30, 1995, thirty-one memberships were sold and $10.8 million of gains were recognized.

Litigation Expenses. Litigation expenses were not material to Forum Group's results of operations for the three and six months ended
September 30, 1995 and 1994.

Depreciation. For the three and six months ended September 30, 1995, consolidated depreciation expense increased by $.8 million and $2.1 million, compared to the previous fiscal period. This increase reflects property additions, the August 1, 1994 consolidation of Forum Partners for financial statement purposes and the acquisition of Tiffany, Fountainview and Woodlands.

Interest Expense. Consolidated interest expense increased by $1.8 million, from $5.8 million to $7.6 million, and by $4.2 million from $10.4 million to $14.6 million, respectively, during the three and six months ended September 30, 1995, as compared to the same periods of the previous year. This change was primarily attributable to changes in average borrowing costs and increased indebtedness incurred to finance acquisitions.

Minority Interests. There were no changes in the minority interests' elimination for the three and six months ended September 30, 1995 compared to the same periods in the previous year.

Taxes. Due to the utilization of net operating loss carryforwards, Forum Group had a $.2 million federal income tax liability at September 30, 1995 related to fiscal year 1996 estimated tax liability. Notes and other receivables include federal income taxes receivable of $1.2 million at September 30, 1995 related to fiscal year 1995 tax return. As of March 31, 1995, net operating loss carryforwards for tax purposes were estimated to be approximately $158.0 million before the application of certain net operating loss carryforward limitations. As a result of these limitations, Forum Group expects the utilization of net operating loss carryforwards will be limited to approximately $33.0 million. These

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

net operating loss carryforwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, any future benefit of net operating loss carryforwards and net deferred tax assets arising prior to the reorganization plan (April 2, 1992) will be reported as additional shareholders' equity. The maximum future tax benefit to be recognized through shareholders' equity was estimated to be approximately $30.0 million at March 31, 1995.

Extraordinary Loss. On September 1, 1995, the Company extinguished $106 million of debt prior to its scheduled maturity. In connection with this transaction, the Company incurred an extraordinary loss of $2.6 million, net of $.6 million of income tax benefit. The interest rate cap agreement related to part of the underlying extinguished debt was not terminated. The difference between the market value of $7.3 million and the unamortized cost of $5.7 million, net of taxes of $.3 million, was netted with the extraordinary loss.

Net Income/Loss Per Share. The three and six months ended September 30, 1995 produced net income of $8.7 million ($0.37 per Common Share) and $10.6 million ($0.45 per Common Share) compared to net income of $6.0 million ($0.26 per Common Share) and $8.1 million ($0.35 per Common Share) for the comparable periods in 1994.

All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

Financial Condition
-------------------

Liquidity And Capital Resources. At September 30, 1995, Forum Group had cash and cash equivalents of $37.9 million, accounts receivable of $8.9 million, notes and other receivables of $6.2 million, prepaid and other current assets of $3.5 million, and current liabilities of $97.9 million (including $56.7 million of indebtedness due within one year). Forum Group believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements. The negative working capital at September 30, 1995 includes approximately $50.3 of debt which is currently due or matures during May, 1996. As discussed under "Capital Structure" on page 24, Forum Group believes it has the available cash on hand to extinguish amounts currently due and adequate debt capacity to extend the $50.3 million. Forum Group is currently evaluating available alternatives with respect to extinguishing or extending maturing obligations.

Forum Group has adopted a growth-oriented strategic plan which contemplates the acquisition of businesses and assets as well as additional capital investment in its existing properties. Forum Group's acquisition strategy is designed to add additional properties in strategically located markets, to establish joint ventures to develop or acquire properties or businesses in the senior housing sector and to pursue other opportunities relating to senior service, including home health care and other home or community-based services to the seniors' market.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Forum Group also intends to seek to expand its existing properties through additional capital investment. Forum Group's expansion strategy is intended to modify the use of, or add capacity to, existing facilities without incurring substantial land acquisition and common area build-out costs, and to take advantage of other existing infrastructure investment and personnel in place.

There necessarily can be no assurance that additional material acquisitions or expansions will be completed or, if so, as to the timing or terms thereof.

On October 31, 1995, Forum Group entered into a binding agreement to acquire two assisted living and dementia-related senior housing communities in the Northwestern United States in January, 1996. A third community in the Northwestern United States currently under construction will also be acquired in October, 1997, for an amount defined in the agreement once stabilized occupancy has been established. Management of these assets will be provided by the seller on a fee basis. The agreement also provides for participation, on a joint venture basis, for the construction of between 5 and 10 new communities in the Northwestern United States and the right to develop the concept nationally.
Management believes that satisfactory sources of capital are available to meet all funding obligations with respect to this acquisition.

Forum Group has an interest rate cap agreement with a notional amount of $93.3 million which was not terminated upon refinancing of the underlying debt in September, 1995. The interest rate cap had a market value of approximately $6.1 million as of November 1, 1995. Management is currently evaluating alternatives with respect to this agreement. See Note E of Notes to Condensed Consolidated Financial Statements included elsewhere herein for additional information relating to this agreement.

Forum Group is currently a party to a loan facility providing for up to $100 million of acquisition financing. The unutilized amount of this facility at November 1, 1995 was $70.1 million. At the option of Forum Group, each borrowing under the facility may be converted to a ten-year term loan after 18 months from the date of the borrowing. During the 18-month period, Forum Group may repay the indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Absent conversion or refinancing, interest on the acquisition loan is payable monthly in arrears at LIBOR plus 5.425% (including service costs and other fees of 2.075%). Forum Group has an option permitting it to increase the borrowings against the properties acquired if the debt service coverage computed on a trailing 12-month basis exceeds certain thresholds, in which event the increased borrowings could be used to fund Forum Group's growth or for other corporate purposes. While Forum Group believes that the existing acquisition facility, together with its other capital resources, are sufficient to finance its acquisition and capital investment strategy over the intermediate term, Forum Group is also exploring the possible modification or replacement of, or supplements to, that facility and other possible financings and refinancings in order to provide greater financial flexibility.

                  PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Capital Structure. Forum Group's total long-term debt was $317 million as of September 30, 1995, including $123.8 million of debt of Consolidated Partnership Communities which was non-recourse to Forum Group, Inc. Of the remaining $193.2 million, $170.1 million was non-recourse to Forum Group. The current portion of long-term due within one year at September 30, 1995 was $56.7 million. Of this total, indebtedness of up to $50.3 million is currently due or matures during May, 1996. Forum believes it has available cash on hand to extinguish amounts currently due and adequate debt capacity to extend the $50.3 million. Forum is presently evaluating available alternatives with respect to extinguishing or extending maturing obligations. Total long-term indebtedness excludes $4.2 million of GRP debt, $0.5 million of which is recourse to Forum Group, Inc.

On September 1, 1995, the Forum Pool Borrowers obtained a non-recourse mortgage loan totaling $124.7 million. The loan is secured by first and second liens on the Forum Pool Properties. The loan has cross-default and cross-collateral provisions. The proceeds were used to repay existing indebtedness of $106.0 million, loan closing costs, funding of the initial capital reserve account and general corporate purposes. See Note D to the Notes to Condensed Consolidated Financial Statements.

Pursuant to a separate credit agreement, during the period from September 1, 1995 to September 1, 1999, Forum Group may borrow up to $50 million to fund a portion of the expansions to the properties collaterallizing the above-described mortgage loan. See Note D to the Notes to Condensed Consolidated Financial Statements.

Forum Group will continue to monitor conditions in the bank lending and capital markets and, if appropriate in light of then-current market conditions, Forum Group's then-existing capital structure and requirements, Forum Group's growth strategy and other factors determined to be relevant, may enter into one or more capital arrangements. Such arrangements could include one or more issuances of indebtedness or other financings. Although Forum Group intends to actively consider the financing alternatives that may be available to it, there can be no assurance that any such transactions will be completed or, if so, as to the timing or terms thereof.

Cash Flow. Operating activities for the six months ended September 30, 1995 provided $21.1 million of cash compared to $12.8 million of cash provided by operating activities during the same period of the previous year, due principally to improved operating results.

Investing activities used $47.7 million of cash during the six months ended September 30, 1995, compared to $1.3 million of cash provided by investing activities during the same period of the previous year, due principally to the purchase of two non-performing first mortgage loans on RCs, acquisition of an RC and other businesses and additions to property and equipment, including construction in progress.

              PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Financing activities provided $34.3 million of cash during the six months ended September 30, 1995, compared to $1.8 million of cash provided by financing activities during the same period of the previous year, due principally to the proceeds from long-term debt used to finance acquisition of an RC and the purchase of two non-performing first mortgage loans.

                        PART II. OTHER INFORMATION
                        --------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                            September 30, 1995

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On May 7, 1992, Charles S. Maddock, a resident of Stonegates, a condominium RC in Greenville, Delaware, instituted an action against Greenville Retirement Community, L.P. ("GRP"), the developer and managing agent of, and owner of the service units (i.e., nursing, kitchen and dining facilities) at Stonegates, in the Court of Chancery of the State of Delaware in and for New Castle County (the "State Court Action"). Forum Group is the sole general partner of, and the owner of a 50% beneficial interest in, GRP. Forum Group is also the operator and manager of Stonegates pursuant to an operation and management agreement with GRP under which, among other things, GRP delegated to Forum Group all of GRP's duties and responsibilities as managing agent of Stonegates. Mr. Maddock alleges that certain of the organizational documents of Stonegates violate state law and that GRP and Forum Group have breached their responsibilities under such documents. Mr. Maddock sought various forms of injunctive and declaratory relief and damages. On August 21, 1992, Forum Group instituted an action (the "Bankruptcy Court Action") in the bankruptcy court (the "Bankruptcy Court") with jurisdiction over Forum Group's reorganization plan (the "Reorganization Plan") alleging that the relief requested in the State Court Action effectively asserts a claim against Forum Group, the assertion of which is barred under the terms of the Reorganization Plan, and requesting injunctive relief preventing the further prosecution of the State Court Action. On December 13, 1994, Mr. Maddock and Forum Group entered a stipulation in the Bankruptcy Court providing that Mr. Maddock will be enjoined from asserting claims based upon acts or omissions of Forum Group or GRP occurring prior to April 2, 1992 (the effective date of the Reorganization Plan). The stipulation does not bar the assertion of a claim arising after April 2, 1992 from either a new cause of action or a new breach of any continuing agreement. On August 9, 1995 Mr. Maddock was granted a motion to amend his complaint in the State Court Action. This amended complaint (i) asserts claims only with respect to matters accruing after the effective date of the Reorganization Plan, (ii) adds Forum Group as a defendant, and (iii) adds a new claim asserting that GRP and Forum Group conspired to violate federal anti-trust laws. Forum Group believes that there are substantial defenses to Mr. Maddock's claims; however, there necessarily can be no assurance as to the outcome of these proceedings.

                        PART II. OTHER INFORMATION
                        --------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                            September 30, 1995

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

(a) The annual meeting of shareholders of Forum Group was held on September 13, 1995.

(b)  The shareholders voted on the following items at the meeting:

     (i) The shareholders approved the election of directors to serve until the 1996 annual meeting of shareholders of Forum Group, with the votes for such election as follows:

          Nominee                      Votes For    Votes Withheld

          Laurence M. Berg             21,022,190       13,710
          Peter P. Copses              21,022,190       13,710
          Daniel A. Decker             21,022,184          -0-
          James E. Eden                21,022,191       13,709
          Mark L. Pacala               21,022,184       13,716
          Kurt C. Read                 21,022,190       13,710
          Antony P. Ressler            21,022,190       13,710
          Robert A. Whitman            21,022,191       13,709
          Margaret A. Wylde            21,022,191       13,709

     (ii) The shareholders ratified the appointment of KPMG Peat Marwick LLP as independent accountants to audit the consolidated financial statements of Forum Group for the year ended March 31, 1996. The votes for ratification were 21,024,570, the votes against ratification were 2,829, the votes abstained were 8,501 and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:
     ---------

     10.1 Loan Agreement, dated as of September 1, 1995, by and among FGI Financing I Corporation, Forum Ohio Healthcare, Inc. and Nomura Asset Capital Corporation.

     10.2 Credit Agreement, dated as of September 1, 1995, by and between Forum Group, Inc. and Nomura Asset Capital
           Corporation.

     99.1 Item 3 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of Forum Group, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1995 (incorporated by reference thereto).

     99.2 Item 1 of Part II of Forum Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (incorporated by reference thereto).

(b)  Reports on Form 8-K: NONE
     --------------------

                        PART II. OTHER INFORMATION
                        --------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                            September 30, 1995

Items 2, 3 and 5 have been omitted from this Part II as inapplicable or not required under the applicable instructions.

                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FORUM GROUP, INC.



Date:  November 14, 1995            By:   /s/   Richard A. Huber
                                       --------------------------------
                                     Richard A. Huber
                                     Vice President-Operations Finance

                              EXHIBIT INDEX
                              -------------


                               DESCRIPTION

     Exhibit No.:
     ------------

     10.1 Loan Agreement, dated as of September 1, 1995, by and among FGI Financing I Corporation, Forum Ohio Healthcare, Inc. and Nomura Asset Capital Corporation.

     10.2 Credit Agreement, dated as of September 1, 1995, by and between Forum Group, Inc. and Nomura Asset Capital
           Corporation.

     99.1 Item 3 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of Forum Group, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1995 (incorporated by reference thereto).

     99.2 Item 1 of Part II of Forum Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (incorporated by reference thereto).