Form 10-Q
period 1995-12-31
FORUM GROUP INC
filed 1996-02-14
CIK 33939

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended December 31, 1995      Commission File Number 0-6350

                           FORUM GROUP, INC.
         (Exact name of registrant as specified in its charter)

     Indiana                                           61-0703072
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     11320 Random Hills Road, Suite 400                   22030
     Fairfax, Virginia                                  (Zip Code)
     (Address of principal executive offices)

Registrant's telephone number, including area code:    703-277-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

      Yes   X      No
         ---------   ---------
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:

      Yes   X      No
         ---------   ----------
     The number of shares outstanding of the registrant's common stock as of February 12, 1996 was 22,531,197.

                                    INDEX

                     FORUM GROUP, INC., AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                 Page
-----------------------------
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          December 31 and March 31, 1995                              3

          Condensed consolidated statements of operations --
          Three and nine months ended December 31, 1995 and 1994 5 Condensed consolidated statements of cash flows --
          Nine months ended December 31, 1995 and 1994                7
          Notes to condensed consolidated financial statements --
          December 31, 1995                                           9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14

PART II. OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                            24

SIGNATURES                                                            25
----------

EXHIBIT INDEX                                                         26
-------------

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                  December 31,   March 31,
                                                      1995          1995
                                                  ------------  -----------
                                                        (in thousands)

                                    ASSETS
                                    ------

Current Assets:

  Cash and cash equivalents                       $   27,145     $   30,228
  Accounts receivable, less allowances for
   doubtful accounts of $570 and $487, respectively   10,202          7,992
  Notes and other receivables                          4,189          4,603
  Prepaids and other current assets                    1,936          4,851
                                                   ---------      ---------

  Total Current Assets                                43,472         47,674
                                                   ---------      ---------

Restricted Cash                                       23,005         13,098

Property and equipment:
  Land and improvements                               52,974         49,737
  Buildings and leasehold improvements               290,421        263,411
  Furniture and equipment                             21,757         18,780
  Construction in progress                            12,847          5,249
                                                   ---------      ---------

                                                     377,999        337,177

  Less accumulated depreciation and amortization      27,543         19,820
                                                   ---------      ---------

  Property and Equipment, net                        350,456        317,357

Investments:
  Greenville Retirement Community, L.P.                3,180          3,331
  Other                                                1,865          1,531
                                                   ---------      ---------

  Net Investments                                      5,045          4,862
                                                   ---------      ---------

Mortgage notes receivable                             18,360            -0-

Deferred costs, net of accumulated amortization
  of $3,529 and $1,948, respectively                   9,633         12,778
Other assets                                           4,289          2,577
Excess of cost over net assets of business
  acquired, net of accumulated amortization of
  $60 and $0, respectively                             1,725            -0-
                                                   ---------      ---------

    Total Assets                                  $  455,985     $  398,346
                                                   ---------      ---------

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)
                                                   December 31,    March 31,
                                                      1995           1995
                                                   ------------  ------------
                                                        (in thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:

  Current portion of long-term debt               $   56,989     $    5,275
  Accounts payable                                     3,322          3,846
  Accrued expenses                                    17,033         15,295
  Resident deposits and refundable resident fees      18,573         19,609
                                                   ---------      ---------

  Total Current Liabilities                           95,917         44,025

  Long-term debt, less current portion payable
    within one year                                  259,022        264,761
  Deferred income                                      8,023          7,294
                                                   ---------      ---------

  TOTAL LIABILITIES                                  362,962        316,080

Other partners' equity                                11,528         16,600

Shareholders' equity:

  Common stock, no par value - authorized 48,000
    shares, issued 22,514                             70,129         67,927
  Accumulated earnings (deficit)                      11,366         (2,261)
                                                   ---------      ---------
  Total Shareholders' Equity                          81,495         65,666
                                                   ---------      ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  455,985     $  398,346
                                                   ---------      ---------














See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended     Nine Months Ended
                                      December 31,          December 31,
                                   -------------------  -------------------
                                     1995       1994       1995       1994
                                   --------  ---------  ---------   -------
                                    (in thousands except per share amounts)

Revenues:
 Net operating revenues           $ 48,914   $ 41,097   $141,831  $104,028
 Management fees                       379        185      1,082     1,788
 Investment and other income           563        619      2,120     1,688
                                   -------    -------    -------   -------

    TOTAL REVENUES                  49,856     41,901    145,033   107,504
                                   -------    -------    -------   -------

Costs and expenses:
 Operating expenses                 33,733     28,304     98,045    70,492
 General and administrative
  expenses                           3,101      2,357      8,962     5,679
 Relocation costs                      511        -0-      1,088       -0-
 Litigation expense                      5        -0-         53       -0-
 Depreciation and amortization       3,065      2,388      8,760     5,966
                                   -------    -------    -------   -------

    TOTAL COSTS AND EXPENSES        40,415     33,049    116,908    82,137
                                   -------    -------    -------   -------
                                     9,441      8,852     28,125    25,367

Interest expense                    (7,533)    (6,322)   (22,163)  (16,756)
Gains from sales of cooperative
 memberships                         2,545      1,243     13,343     5,440
Gain (loss) on dispositions of
 assets and other provisions, net   (1,181)       -0-        372      -0-
                                   -------    -------    -------   -------

Income before minority
 interests, income taxes and
 extraordinary charge                3,272      3,773     19,677    14,051

Minority interests                    (353)      (136)      (703)     (333)
                                   -------    -------    -------   -------
Income before income taxes
 and extraordinary charge            2,919      3,637     18,974    13,718

Income tax benefit (expense)           100       (550)    (2,766)   (2,550)
                                   -------    -------    -------   -------
Income before extraordinary charge   3,019      3,087     16,208    11,168

Extraordinary charge -
 early extinguishment of debt, net
 of income tax benefit                 -0-       (262)    (2,581)     (262)
                                   -------    -------    -------   -------

    NET INCOME                       3,019      2,825     13,627    10,906
                                   -------    -------    -------   -------

 ACCUMULATED EARNINGS (DEFICIT) AT
  BEGINNING OF PERIOD                8,347     (6,408)    (2,261)  (14,489)
                                   -------    -------    -------   -------

 ACCUMULATED EARNINGS (DEFICIT)
  AT END OF PERIOD                $ 11,366  $  (3,583)  $ 11,366   $(3,583)
                                   -------    -------    -------   -------


See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended     Nine Months Ended
                                      December 31,            December 31,
                                   -------------------    -----------------
                                     1995       1994       1995       1994
                                   ---------  --------    --------  -------
                                    (in thousands except per share amounts)

Net Income                         $  3,019   $  2,825   $ 13,627   $ 10,906
                                    -------    -------    -------    -------

Average number of common and
 common equivalent shares
 outstanding                         23,651     23,164     23,636     22,944
                                    -------    -------    -------    -------
Per common and common
 equivalent share (primary
 and fully diluted):
  Income before
    extraordinary charge           $   0.13   $   0.13   $   0.68   $   0.49
  Extraordinary charge                (0.00)     (0.01)     (0.11)     (0.01)
                                    -------    -------    -------    -------

  Net income                       $   0.13   $   0.12   $   0.57   $   0.48
                                    -------    -------    -------    -------
























See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                        Nine Months Ended
                                                          December 31,
                                                    -----------------------
                                                      1995           1994
                                                    ---------     ---------
                                                         (in thousands)
Cash flows from operating activities:

Net income                                        $  13,627      $   10,906
Adjustments to reconcile net income
  to cash provided by operating activities:
 Depreciation and amortization                        8,760           5,966
 Amortization of deferred costs                       1,581           1,919
 Other partners' and interest in losses
  of consolidated companies                             703             333
 Net income of investments on the equity method        (321)           (183)
 Non-cash portion of gain (loss) on dispositions
  of assets and other provisions, net                 1,667             -0-
 Other accrued revenues and expenses, net               (68)            477
 Tax benefit recorded as additional
  shareholders' equity                                2,200             -0-
 Non-cash portion of extraordinary charge             1,509             242
                                                   --------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES            29,658          19,660
                                                   --------       ---------

Cash flows from investing activities:
 Purchases of retirement communities and businesses (20,407)         (7,270)
 Additions to property and equipment                (22,774)         (5,818)
 Purchases of non-performing HUD loans              (18,360)            -0-
 Purchase of investment in Forum Retirement Partners (7,379)            -0-
 Purchase of assets of cooperative housing
  corporation                                        (1,345)            -0-
 Proceeds from sale of interest rate cap agreement    5,936             -0-
 Proceeds from sale of retirement communities         1,300             -0-
 Net proceeds from sales of investment in
  Rancho San Antonio Retirement Housing Corporation     -0-           8,709
 Notes, investments and other receivables            (1,472)            206
 Other                                                  419             355
                                                   --------       ---------
NET CASH USED IN INVESTING ACTIVITIES               (64,082)         (3,818)
                                                   --------       ---------

Cash flows from financing activities:
 Proceeds from long-term debt                       154,705             398
 Payments on long-term debt                        (108,730)         (8,276)
 Proceeds from issuance of common stock
  and warrants, net                                     -0-           5,155
 Deferred financing and other costs                  (4,792)         (1,501)
 Distributions to other partners                       (246)           (234)
 Resident deposits and restricted cash               (9,596)         (1,244)
                                                   --------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  31,341          (5,702)
                                                   --------       ---------

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                     FORUM GROUP, INC., AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Without Audit)
                                                        Nine Months Ended
                                                          December 31,
                                                    -----------------------
                                                      1995           1994
                                                    ----------      -------
                                                       (in thousands)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  31,341          (5,702)
                                                    -------       ---------

Net increase (decrease) in cash and cash equivalents (3,083)         10,140

Cash and cash equivalents at beginning of period     30,228          18,331
                                                    -------       ---------

Cash and cash equivalents at end of period         $ 27,145      $   28,471
                                                    -------       ---------


































See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                            December 31, 1995

Note A - Basis of Presentation
------------------------------

The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date included in the Annual Report on Form 10-K of Forum Group, Inc. ("Forum Group") filed with the Securities and Exchange Commission for the fiscal year ended March 31, 1995 (the "1995 10-K").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Group included in the 1995 10-K. The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to present fairly, in all material respects, the Company's financial position and results of operations for the applicable periods. Operating results for the nine-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996 and these financial statements should be read in conjunction with the 1995 10-K.

Certain amounts in the condensed consolidated financial statements for the fiscal year ended March 31, 1995 have been reclassified to conform to the presentation for the periods in the current fiscal year.

Note B - Changes In Consolidation
---------------------------------

Forum Retirement Partners, L.P. ("Forum Partners") is a publicly traded limited partnership which owns nine retirement communities indirectly through a subsidiary partnership (the "Subsidiary Partnership"). Forum Group is the parent company of Forum Retirement, Inc., the 1% general partner of both Forum Partners and the Subsidiary Partnership (the "General Partner"), and has a long-term management agreement with Forum Partners. In addition, Forum Group has a substantial beneficial interest in Forum Partners, which is the 99% limited partner of the Subsidiary Partnership. Prior to August 1, 1994, this beneficial interest was less than 50% (including Forum Group's 1% general partner's interest) and Forum Group's investment in Forum Partners was accounted for on the equity method. Through the acquisition of additional partnership units, Forum Group's beneficial interest in Forum Partners increased to 56.4%

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Without Audit)

                            December 31, 1995

Note B - Changes In Consolidation (Continued)
---------------------------------------------

(including its 1% general partner's interest) on August 1, 1994. Accordingly, as of that date, the assets, liabilities and financial results of Forum Partners were included in the consolidated financial statements of Forum Group. Since August 1, 1994, Forum Group has further increased its beneficial interest to 79.2% (including its 1% general partner's interest) through the acquisition of additional partnership units. The following pro forma amounts summarize the effect on the condensed consolidated statement of operations for the nine months ended December 31, 1994, as if Forum Group's beneficial interest in Forum Partners was 79.2% (including its 1% general partner's interest) on April 1, 1994:

                                              Nine Months Ended
                                              December 31, 1994
                                              -----------------
                                            (in thousands except
                                              per share amount)

        Total revenues                                $121,799
                                                       -------

        Net income                                    $ 11,346
                                                       -------

        Net income per common and common
         equivalent share                             $    .49
                                                       -------

Note C - Other Investments
--------------------------

Forum Group has a 50% beneficial interest in Greenville Retirement Community, L.P. ("GRP"), a limited partnership which owns the Stonegates retirement community in Wilmington, Delaware ("Stonegates"). Summary financial information for GRP as of and for the nine months ended
December 31, 1995 is as follows (in thousands):

     Net property                                  $  19,809
     Other assets                                      1,200
                                                    --------
                                                      21,009
     Less liabilities                                 23,222
                                                    --------

          Net deficit                              $  (2,213)
                                                    --------

     Revenues                                      $   5,179
     Costs and expenses                                4,432
                                                    --------

          Net income                               $     747
                                                    --------

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Without Audit)

                            December 31, 1995

Note C - Other Investments (Continued)
--------------------------------------

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

Note D - Long Term Debt
-----------------------

On September 1, 1995, FGI Financing I Corporation ("FFI") and Forum Ohio Healthcare, Inc. (collectively with FFI, the "Forum Pool Borrowers"), both wholly owned subsidiaries of Forum Group, obtained a non-recourse mortgage loan totaling $124.7 million. The loan is secured by first and second liens on eight Forum Group retirement communities (the "Forum Pool Properties"). The loan has cross-default and cross-collateral provisions. The proceeds were used to repay existing indebtedness of $106.0 million, loan closing costs, funding of the initial capital reserve account and general corporate purposes.

The loan requires monthly payments based on a 25-year term and bears interest at a fixed rate of 10.008% until September 2003, at which time the rate increases to the greater of 15.008% or the 10-year Treasury rate plus 5%. The loan matures in September 2020 but is open to prepayment without penalty on and after September 2003. Prior to that time, after October 1997, the loan is pre-payable subject to a yield maintenance premium. Because the interest rate on the loan increases significantly in September 2003, it is anticipated that the loan will be prepaid or refinanced by September 2003.

As part of the original floating rate debt financing that was repaid with the proceeds of the loan described in the preceding paragraph, FFI entered into an interest rate cap agreement with a notional amount equal to $93.3 million, which expires in March 2001. The agreement entitles FFI to receive the amount, if any, by which one-month LIBOR exceeds 4.625% on a notional amount of $93.3 million through expiration. The interest rate cap agreement is included in other assets and was amortized to interest expense over the term of the agreement until September 1, 1995.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Without Audit)

                            December 31, 1995

Note D - Long Term Debt (Continued)
-----------------------------------

The interest rate cap agreement was not terminated upon refinancing of the underlying debt on September 1, 1995. The market value and unamortized cost of the interest rate cap agreement at that date was $7.3 million and $5.7 million, respectively. The difference between market value and the unamortized cost of the interest rate cap upon extinguishment of the underlying debt and the changes in market value of the interest rate cap agreement, including amounts received by Forum under the agreement subsequent to September 1, 1995 have been recorded as gain (loss) on dispositions of assets and other provisions, net. The interest rate cap agreement was sold in December 1995 as discussed in Note E.

As noted above, Forum Group extinguished $106.0 million of debt prior to its scheduled maturity. In connection with this transaction, Forum Group incurred an extraordinary loss on extinguishment of debt of $2.6 million, net of deferred income tax benefits of $0.6 million.

Pursuant to a separate credit agreement, Forum Group may borrow amounts to fund a portion of the expansions to the properties collateralizing the above-described mortgage loan. On January 26, 1996, Forum Group obtained an advance of $2.5 million under the credit agreement and, in connection therewith, the Forum Pool Borrowers issued to the lender shares of preferred stock. The loan under the credit agreement is secured by a cash collection account funded from the cash flows of the Forum Pool Borrowers. Interest on the loan accrues at LIBOR (as defined) plus 5.00% per annum, and accrued interest is payable monthly. The loan matures on January 1, 2001 but is open to prepayment at any time without penalty or premium. Under the credit agreement, however, Forum Group is obligated to pay the lender a fee of $1.4 million (subject to reduction in certain circumstances) at maturity of the loan. At February 13, 1996, an additional $47.5 million was available to be borrowed by Forum Group under the loan agreement prior to September 1, 1999.

Note E - Gain (loss) on Dispositions of Assets and Other Provisions, net
------------------------------------------------------------------------

On September 1, 1995, the interest rate cap was recorded at market value upon extinguishment of the underlying debt which resulted in the recognition of a gain of $1.6 million. The proceeds received from the holding and sale of the interest rate cap agreement subsequent to September 1, 1995 totaled $6.3 million which resulted in a net loss of $1.0 million subsequent to September 1, 1995. These transactions are more fully discussed in Note D to the Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

                   FORUM GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Without Audit)

                            December 31, 1995

Note E - Gain (loss) on Dispositions of Assets and Other Provisions, net
------------------------------------------------------------------------
 (Continued)
 -----------

In addition, Forum Group recorded a provision for loss of approximately $.2 million relating to a nursing facility located in Delaware. This provision was based on a determination by management that future cash flows of the property were insufficient to recover its investment in the facility and the facility was subsequently sold in December 1995.

Note F - Commitments and Contingencies
--------------------------------------

For information concerning certain legal proceedings involving Forum Group, see (i) Item 3 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of the 1995 10-K, (ii) Item 1 of Part II of the Quarterly Report on Form 10-Q of Forum Group for the quarter ended June 30, 1995, and (iii) Item 1 of Part II of the Quarterly Report on Form 10-Q of Forum Group for the quarter ended September 30, 1995. Such information is incorporated herein by reference.

Note G - Subsequent Event
-------------------------

On January 6, 1996 Forum Group acquired two assisted living and dementia related senior housing communities in the Northwestern United States for a purchase price of approximately $11.7 million. It is anticipated that a third recently opened community in the Northwestern United States will be acquired in October 1997 for an amount to be determined as provided in the purchase agreement once stabilized occupancy has been established. Management of these assets will be provided by the seller on a fee basis. The agreement also provides for participation, on a joint venture basis, for the construction of between 5 and 10 new communities in the Northwestern United States and the right to develop the concept nationally.

                   PART I. FINANCIAL INFORMATION
             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since March 31, 1995 and any material changes in the results of operations for the three and nine months ended December 31, 1995 as compared to the same periods in 1994. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 10-K.

Results Of Operations
---------------------

Forum Group currently provides senior housing and healthcare services through the ownership and/or operation of 49 senior living and assisted living communities, including two under construction and three additional communities expected to commence construction by the end of the fiscal year and two non-performing first mortgage notes on senior living communities, one of which it manages. The communities are located in 15 states: Florida, Texas, California, Arizona, Ohio, Delaware, South Carolina, New Mexico, Kansas, Kentucky, Arkansas, Alabama, Tennessee, Indiana and Washington.

Certain summary financial information for Forum Group is presented below. The results of Forum Partners' operations were not consolidated for financial reporting purposes prior to August 1, 1994 (see Note B of Notes to Condensed Consolidated Financial Statements). Accordingly, the period in which the financial results of Forum Partners are included in the Condensed Consolidated Financial Statements of Forum Group is not comparable to prior periods.

Effective August 1, 1994, Forum Group purchased additional Units in Forum Partners to exceed a 50% equity ownership interest, and the operations of Forum Partners are consolidated into Forum Group's consolidated financial statements from that date. Since August 1, 1994, Forum Group has further increased its beneficial ownership interest in Forum Partners.
Pro forma consolidated operating results as if Forum Partners' results were consolidated from April 1, 1994 based upon Forum Group's 79.2% equity ownership of Forum Partners are presented in the following table for the nine months ended December 31, 1994. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of what Forum Group's actual results of operations would have been had Forum Group owned 79.2% of the equity interest in Forum Partners throughout the period presented.

Forum Group's equity in the earnings of unconsolidated entities is reflected in total revenues. Changes in Forum Group's equity in the aggregate net earnings of Forum Partners and GRP were not material to Forum Group's consolidated results of operations for the three and nine months ended December 31, 1995. Due to the changes in the accounting treatment for Forum Partners (see Note B of Notes to Condensed Consolidated Financial Statements), the equity in the earnings of Forum Partners is not comparable between fiscal periods.

                   PART I. FINANCIAL INFORMATION
             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

As presented in the following table, community-based EBITDA reflects (i) the operating revenues and operating expenses of Forum Group's retirement and assisted living communities and its home health care subsidiary, Health Care Industries, Inc. ("HCI"), (ii) management fees and (iii) investment and other income. The impact of management fees and investment and other income on comparability from year to year is not considered material. Both community-based EBITDA and EBITDA presented in the following table are defined as earnings before interest, taxes, depreciation, amortization, gain/loss on dispositions of assets and other provisions, minority interests and extraordinary charges and reflects Forum Group's ability to satisfy principal and interest obligations with respect to its indebtedness and to provide cash for other purposes. Community-based EBITDA does not represent and should not be considered as an alternative to net income or cash flow as determined pursuant to generally accepted accounting principles.

                      PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

              Three and Nine Months Ended December 31, 1995
              ---------------------------------------------
                            ($ in millions)

                         Three Months                Nine Months
                         ------------                -----------
                       Ended December 31,         Ended December 31,
                       ------------------         ------------------
                        1995     1994         1995     1994   Pro forma(1)
                       -------  -------      -------  ------- ---------
Total
 Revenues              $49.8    $41.9        $145.0   $107.5     $121.8

Operating
 Expenses               33.7     28.3          98.0     70.5       81.5
                        ----     ----         -----    -----      -----

Community-Based
 EBITDA                 16.1     13.6          47.0     37.0       40.3

General and
 Administrative
 Expenses                3.1      2.4           9.0      5.7        5.8

Relocation
 Costs                    .5       -            1.1       -          -
                        ----     ----         -----    -----      -----

EBITDA                  12.5     11.2          36.9     31.3       34.5

Gains from Sales
 of Cooperative
 Memberships             2.5      1.2          13.3      5.4        5.4

Gain (loss) on
 Dispositions of
 Assets, and Other
 Provisions, net        (1.2)      -             .4      -          -

Depreciation
 and Amortization       (3.0)    (2.4)         (8.7)    (5.9)      (7.1)

Interest Expense        (7.5)    (6.3)        (22.2)   (16.8)     (18.3)

Minority
 Interests               (.4)     (.1)          (.7)     (.3)       (.4)

Income Tax Benefit
 (Expense)                .1      (.5)         (2.8)    (2.5)      (2.5)

Extraordinary loss,
 net of income
 taxes                    -       (.3)         (2.6)     (.3)       (.3)
                        ----     ----         -----    -----      -----

Net Income            $  3.0    $ 2.8        $ 13.6   $ 10.9    $  11.3
                        ----     ----         -----    -----      -----
-----------------

(1) Proforma results of operations reflect the effect on the Condensed Consolidated Statement of Operations for the Nine Months Ended December 31, 1994 as if Forum Group's interest in Forum Partners was 79.2% on April 1, 1994 and therefore consolidated for financial reporting purposes.

                     PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Community-Based EBITDA
----------------------

Three Months Ended December 31, 1995 and 1994. Total revenues for the three months ended December 31, 1995 increased by $7.9 million (19%) from $41.9 million to $49.8 million as compared to the same period of the pervious year. This increase was primarily attributable to (i) the acquisition in January 1995 and May 1995 of two retirement communities ("RC's"), The Forum at Fountainview ("Fountainview") and The Forum at the Woodlands ("Woodlands"), respectively, (ii) the opening of two NGH assisted living communities in July and October of 1995, (iii) higher monthly rental rates and higher average occupancy at the RC's owned in the comparable period, (iv) additional ancillary services to residents and (v) the acquisition HCI in fiscal year 1996. Operating expenses for the three months ended December 31, 1995 increased by $5.4 million (19%) from $28.3 million to $33.7 million compared to the same period last year. This increase was primarily attributable to (i) the acquisition of Fountainview and Woodlands, (ii) the opening of two NGH assisted living communities, (iii) anticipated start-up costs of five additional regional offices of HCI, (iv) additional ancillary services, (v) higher occupancy and (vi) normal inflationary increases. Community-based EBITDA for the three months ended December 31, 1995 increased by $2.5 million (18%) from $13.6 million to $16.1 million as compared to the same period of the previous year. The inclusion in total revenues of investment and other income of $.6 million for the three month periods ended December 31, 1995 and 1994 and management fees of $.4 million and $.2 million for the three month periods ended December 31, 1995 and 1994, respectively, does not have a material effect on the comparability of community-based EBITDA.

Nine Months Ended December 31, 1995 and 1994. Total revenues for the nine months ended December 31, 1995 increased by $37.5 million (35%) from $107.5 million to $145.0 million as compared to the same period of the previous year. This increase was primarily attributable to (i) the consolidation of Forum Partners in August 1994, (ii) the acquisition of three RC's, Fountainview, Woodlands and Tiffany House ("Tiffany") in January 1995, May 1995 and August 1994, respectively, (iii) the opening of two NGH assisted living communities in July and October 1995, (iv) higher monthly rental rates and higher average occupancy at the RC's owned in the comparable period, (v) additional ancillary services to residents and (vi) the acquisition of HCI. Operating expenses for the nine months ended December 31, 1995 increased by $27.5 million (39%) from $70.5 million to $98.0 million. The increase was primarily attributable to
(i) the consolidation of Forum Partners, (ii) the acquisition of Tiffany, Fountainview and Woodlands, (iii) the opening of two NGH assisted living communities, (iv) anticipated start-up costs of five additional regional offices of HCI, (v) increased utilization of ancillary healthcare services, (vi) higher occupancy and (vii) normal inflationary increases. Community-based EBITDA for the nine months ended December 31, 1995 increased by $10.0 million (27%) from $37.0 million to $47.0 million as compared to the nine months ended December 31, 1994. The inclusion in total revenues of investment and other income of $2.1 million and $1.7 million for the nine months ended December 31, 1995 and 1994,

                     PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

respectively, and management fees of $1.1 million and $1.8 million for the nine months ended December 31, 1995 and 1994, respectively, does not have a material effect on the comparability of community-based EBITDA for these periods.

Pro Forma. On a pro forma basis, assuming that Forum Partners' results of operations were consolidated for the nine months ended December 31, 1994 (rather than from August 1, 1994, the actual date of consolidation), total revenues for the nine months ended December 31, 1995 increased by $23.2 million (19.0%), from $121.8 million to $145.0 million, as compared to the same period of the previous year. This increase was primarily attributable to (i) higher occupancy and rental rates, (ii) additional ancillary services,
(iii) the acquisition of Tiffany, Fountainview and Woodlands,
(iv) the acquisition of HCI and (v) the opening of two NGH assisted living communities. Operating expenses for the nine months ended December 31, 1995 increased by $16.5 million (20%) from $81.5 million to $98.0 million compared to the nine months ended December 31, 1994. The increase in operating expenses were primarily attributable to (i) the acquisition and opening of three RC's and two NGH assisted living communities, (ii) anticipated start-up costs of HCI, (iii) additional ancillary services and (iv) higher occupancy rates. Community-based EBITDA for the nine months ended December 31, 1995 increased by $6.7 million (17%) from $40.3 million to $47.0 million as compared to the same period of the previous year. The inclusion in total revenues of investment and other income of $2.1 million and $1.8 million and management fees of $1.1 million and $.6 million for the nine months ended December 31, 1995 and 1994, respectively, does not have a material effect on the comparability of community-based EBITDA for these periods.

General and Administrative Expenses. For the three and nine months ended December 31, 1995, consolidated general and administrative expenses ("G&A")increased by $.7 million (32%), from $2.4 million to $3.1 million, and by $3.3 million (59%) from $5.7 million to $9.0 million, respectively, compared to the same periods of the previous year. This increase was primarily attributable to increased home office staff costs to manage the Company's acquisition and development programs. Litigation expenses were not material to Forum Group's results of operations for the three and nine months ended December 31, 1995 and 1994 and are included in G&A expenses for presentation purposes.

Relocation Costs. During the three and nine months ended December 31, 1995, expenses of $.5 million and $1.1 million, respectively, were incurred in conjunction with the relocation of Forum Group's headquarters from Indianapolis, Indiana to Fairfax, Virginia. Additional relocation expenses are currently expected to be approximately $.6 million. The relocation is expected to benefit the Company as a result of future growth and development targeted along the East Coast corridor, potential acquisitions and the ability to attract personnel necessary to meet the Company's strategic initiatives.

                     PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES


Gains From Sale Of Cooperative Memberships. The operating results of Rancho San Antonio Retirement Housing Corporation ("Rancho San Antonio"), a cooperative corporation which owns an RC in Cupertino, California were included in the consolidated financial statements of Forum Group through July 31, 1993 because Forum Group owned a majority of the cooperative memberships. Effective August 1, 1993, due to continued sales of cooperative memberships, Forum Group no longer owned in excess of 50% and, accordingly, the financial statements of Rancho San Antonio were no longer consolidated into Forum Group's financial statements from that date. Sales of cooperative memberships have totaled $117.5 million through December 31, 1995, and profits of these sales are recognized using the cost recovery method. In August 1994, all of Forum Group's costs were recovered through sale of memberships, and the investment was reduced to zero. Remaining membership sales are recognized as gains from sales of cooperative memberships. Proceeds from future sales of memberships are estimated to approximate $1.2 million. For the three and nine months ended December 31, 1995, six and 37 memberships were sold, respectively, and $2.5 and $13.3 million of gains were recognized.

Gain (loss) on Dispositions of Assets and Other Provisions, Net.
On September 1, 1995, an interest rate cap was recorded at market value upon extinguishment of the underlying debt which resulted in the recognition of a gain of $1.6 million. The proceeds received from the holding and sale of the interest rate cap agreement subsequent to September 1, 1995 totaled $6.3 million which resulted in a net loss of $1.0 million subsequent to September 1, 1995. These transactions are more fully discussed in Note D to the Condensed Consolidated Financial Statements. The gain of $1.6 million recorded in September 1995 has been reclassified from extraordinary charges to gain (loss) on dispositions of assets and other provisions, net to conform to the presentation of the changes in market value of the interest rate cap agreement for the three months ended December 31, 1995.

In addition, Forum Group recorded a provision for loss of approximately $.2 million relating to a nursing facility located in Delaware. This provision was based on a determination by management that future cash flows of the property were insufficient to recover its investment in the facility. The facility was sold in December 1995.

Depreciation and Amortization. For the three and nine months ended December 31, 1996 consolidated depreciation expense increased by $.6 million and $2.8 million, compared to the previous fiscal period. This increase reflects (i) capital expenditures at the communities, (ii) the August 1, 1994 consolidation of Forum Partners for accounting purposes,
(iii) the acquisition of Tiffany, Fountainview and Woodlands, (iv) the acquisition from Autumn America Retirement, Ltd., ("Autumn") of Autumn's rights as manager of five RC's pursuant to management contracts, (v) the opening of two NGH assisted living communities and (vi) the expansion of two communities.

                     PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

Interest Expense. Consolidated interest expense increased by $1.2 million, from $6.3 million to $7.5 million, and by $5.4 million from $16.8 million to $22.2 million, respectively, during the three and nine months ended December 31, 1995, as compared to the same periods of the previous year. This change was primarily attributable to changes in average borrowing costs and increased indebtedness incurred to finance acquisitions.

Taxes. Due to the utilization of net operating loss carry forwards, Forum Group had no federal income tax liability at December 31, 1995 related to fiscal year 1996 estimated tax liability. Notes and other receivables include federal income taxes receivable of $1.2 million at December 31, 1995 related to fiscal year 1995 tax return. As of March 31, 1995, net operating loss carry forwards for tax purposes were estimated to be approximately $158 million before the application of certain net operating loss carry forward limitations. As a result of these limitations, Forum Group expects the utilization of net operating loss carry forwards will be limited to approximately $34 million. These net operating loss carry forwards will expire in varying amounts through fiscal year 2009. For financial reporting purposes, any future benefit of net operating loss carry forwards and net deferred tax assets arising prior to Forum Group's 1992 reorganization plan will be reported as additional shareholders' equity. The maximum future tax benefit to be recognized through shareholders' equity was estimated to be approximately $30 million at March 31, 1995.

Extraordinary Loss. On September 1, 1995, the Company extinguished $106 million of debt prior to its scheduled maturity. In connection with this transaction, the Company incurred an extraordinary loss of $2.6 million, net of $.6 million of income tax benefit.

Net Income/Loss Per Share. The three and nine months ended December 31, 1995 produced net income of $3.0 million ($0.13 per Common Share) and $13.6 million ($0.57 per Common Share) compared to net income of $2.8 million ($0.12 per Common Share) and $10.9 million ($0.48 per Common Share) for the comparable periods in 1994.

All per share data are based upon the weighted average number of shares outstanding for the relevant periods.

Financial Condition
-------------------

Liquidity And Capital Resources. At December 31, 1995, Forum Group had positive net working capital of $4.5 million, excluding $57.0 million of indebtedness due within one year. Forum Group believes that its liquidity and the capital resources available to it are adequate to meet its foreseeable working capital and strategic growth requirements. The $57.0 million of indebtedness due within one year at December 31, 1995 includes approximately $52.1 million of debt which is currently due or matures during May, 1996. As discussed under "Capital Structure" on page 23, Forum Group believes it has the available cash on hand to extinguish amounts currently due and adequate debt capacity to extend the $52.1 million of indebtedness due in May 1996. Forum Group is currently evaluating available alternatives with respect to extinguishing or extending maturing obligations.

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

Forum Group executed an agreement to develop, own and operate a second assisted living concept on a national basis through a joint venture with an owner/operator of moderately priced free-standing assisted living and dementia-related properties. On January 6, 1996, Forum Group acquired two existing stabilized properties. It is anticipated that Forum Group will acquire a third recently opened community in October 1997 for an amount to be determined as provided in the purchase agreement once stabilized occupancy has been established. All three of these properties are located in the Northwestern United States. Management of these assets will be provided by the seller on a fee basis. The agreement also provides for participation, on a joint venture basis, in construction of between 5 and 10 new communities in the Northwestern United States and the right to develop the concept nationally. The acquisition price of $11.7 million was funded from available corporate cash and the acquisition loan facility discussed below.

In December 1995, Forum Group sold an interest rate cap agreement with a notional amount of $93.3 million. The agreement had not previously been terminated upon refinancing of the underlying debt on September 1, 1995. Forum Group received proceeds of approximately $5.9 million in connection with the sale. Subsequent to September 1, 1995 proceeds from the holding and sale of the interest rate cap agreement totaled $6.3 million.

Forum Group is currently a party to a loan facility providing for up to $100 million of acquisition financing. The unutilized amount of this facility at February 1, 1996 was $61.0 million. At the option of Forum Group, each borrowing under the facility may be converted to a ten-year term loan after 18 months from the date of the borrowing. During the 18-month period, Forum Group may repay the indebtedness using proceeds from other financing sources, if any such financing becomes available on more favorable terms. Absent conversion or refinancing, interest on the acquisition loan is payable monthly in arrears at LIBOR plus 5.425%

                      PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

(including service costs and other fees of 2.075%). While Forum Group believes that the existing acquisition facility, together with its other capital resources, are sufficient to finance its acquisition and capital investment strategy over the intermediate term, Forum Group is also exploring the possible modification or replacement of, or supplements to, that facility and other possible financing and refinancings in order to provide greater financial flexibility.

Capital Structure. Forum Group's total long-term debt was $316 million as of December 31, 1995, including $123.3 million of debt of four RC's owned by partnerships which are not wholly owned by Forum Group and nine RC's owned by Forum Partners all of which are consolidated for financial reporting purposes, which was non-recourse to Forum Group. Of the remaining $192.7 million, $169.8 million was non-recourse to Forum Group. The portion of long-term debt due within one year was $57.0 million at December 31, 1995. Of this total, indebtedness of up to $52.1 million is currently due or matures during May, 1996. Forum believes it has available cash on hand to extinguish amounts currently due and adequate debt capacity to extend the $52.1 million. Forum is presently evaluating available alternatives with respect to extinguishing or extending maturing obligations. Total long-term indebtedness excludes $4.2 million of GRP debt, $.6 million of which is recourse to Forum Group.

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

Pursuant to a separate credit agreement, Forum Group may borrow amounts to fund a portion of the expansions to the properties collateralizing the above-described mortgage loan. On January 26, 1996, Forum Group obtained an advance of $2.5 million under the credit agreement. At February 13, 1996, an additional $47.5 million was available to be borrowed by Forum Group under the loan agreement prior to september 1, 1999. See Note D to the Notes to Condensed Consolidated Financial Statements.


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

                      PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

                  FORUM GROUP, INC. AND SUBSIDIARIES

Cash Flow. Operating activities for the nine months ended December 31, 1995 provided $29.7 million of cash compared to $19.7 million of cash provided by operating activities during the same period of the previous year, due principally to sales of cooperative memberships and improved operating results.

Investing activities used $64.1 million of cash during the nine months ended December 31, 1995, compared to $3.8 million of cash used in investing activities during the same period of the previous year, due principally to (i) the purchase of two non-performing first mortgage loans on RCs, (ii) acquisition of an RC and other businesses, (iii) additions to property and equipment, including construction in progress, and (iv) the acquisition of an increased interest in Forum Retirement Partners.

Financing activities provided $31.3 million of cash during the nine months ended December 31, 1995, compared to $5.7 million of cash used in financing activities during the same period of the previous year, due principally to the proceeds from long-term debt used to finance the acquisition of an RC and the purchase of two non-performing first mortgage loans.

                        PART II. OTHER INFORMATION
                        --------------------------

                    FORUM GROUP, INC. AND SUBSIDIARIES

                            December 31, 1995


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:
     ---------

     99.1 Item 3 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of Forum Group, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1995 (incorporated by reference thereto).

     99.2 Item 1 of Part II of Forum Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (incorporated by reference thereto).

     99.3  Item 1 of Part II of Forum Group, Inc.'s Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1995(incorporated by reference thereto).

(b)  Reports on Form 8-K: NONE
     --------------------


Items 1, 2, 3, 4 and 5 have been omitted from this Part II as inapplicable or not required under the applicable instructions.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FORUM GROUP, INC.



Date:  February 14, 1995            By:   /s/   Robert A. Wilkins
                                       --------------------------
                                           Robert A. Wilkins
                                     Vice President-Corporate Controller

EXHIBIT INDEX
-------------


                               DESCRIPTION
                               -----------

     Exhibit No.:
     ------------

     99.1 Item 3 and Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of Forum Group, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1995 (incorporated by reference thereto).

     99.2 Item 1 of Part II of Forum Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (incorporated by reference thereto).

     99.3 Item 1 of Part II of Forum Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (incorporated by reference thereto).